Form 10-Q
period 1995-04-30
INTERNATIONAL YOGURT CO
filed 1995-06-14
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 30, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.


Commission File Number: 0-16787


                         INTERNATIONAL YOGURT COMPANY
- ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


      Oregon                                      91-0989395
- ------------------------------              --------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)


     5858 N.E. 87th Avenue
       Portland, Oregon                             97220
- -------------------------------                ----------------
     (Address of Principal                        (Zip Code)
       Executive Office)


                          (503) 256-3754
- ---------------------------------------------------------------------------
          (Registrant's telephone number, including area code.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days.

                      YES   X           NO
                          ---------          ---------
The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

               Class:  Common stock outstanding at
                June 7, 1995:   2,167,043 shares








                           INTERNATIONAL YOGURT COMPANY


                                     CONTENTS

                                                            Page
PART I     FINANCIAL INFORMATION:

       Item 1.  Financial Statements                        3 - 6

                Balance Sheets as of April 30, 1995,            3
                (unaudited) and October 31, 1994

                Statement of Operations for the                 4
                Three Months and Six Months ended
                April 30, 1995 (unaudited) and
                1994(unaudited)

                Statements of Cash Flows for the                5
                Three Months and Six Months ended
                April 30,1995 (unaudited)and
                1994(unaudited)

                Notes to Financial Statements                   6

       Item 2.  Management's Discussion and Analysis of     7 - 8
                Financial Condition and Results of
                Operations


PART II         OTHER INFORMATION

       Item 1.  Legal Proceedings                               9

       Item 2.  Changes in Securities                           9

       Item 3.  Defaults upon Senior Securities                 9

       Item 4.  Submission of Matters to a Vote of              9
                Security Holders

       Item 5.  Other Information                               9

       Item 6.  Exhibits and Reports on Form 8-K                9


SIGNATURES                                                     10







     PART 1.                    FINANCIAL INFORMATION

      Item 1.   Financial Statement

                          INTERNATIONAL YOGURT COMPANY
                                  BALANCE SHEET

       ASSETS                               April 30,         October 31,
                                               1995               1994
                                           (unaudited)
Current assets:

    Cash and cash equivalents               $  206,441           $  336,894
    Accounts receivable, net                   851,068              908,303
    Inventories                              1,420,811            1,434,334
    Equipment held for resale                   37,030               45,840
    Other current assets                       245,162              198,704
                                             ----------           ---------
       Total current assets                  2,760,512            2,924,075
                                            ===========          ==========

    Plant and equipment, net                 1,780,212            1,810,475
    Intangible assets                          188,340              218,637
                                             ----------          ------------
                                           $ 4,729,064          $ 4,953,187
                                           ============         =============
       LIABILITIES

Current liabilities:

    Note payable to bank                     $ 1,002,242          $ 1,146,537
    Current portion of long term debt             74,283               84,149
    Current portion capital leases                62,205               58,835
    Accounts payable                             939,292              934,039
    Other accrued liabilities                     96,447              119,730
                                              ----------           ----------
       Total Current Liabilities               2,174,469            2,343,290
                                             ============           ==========
    Long term notes and contracts
    payable                                      173,819              187,900
    Long term capital lease                       94,599              106,922
                                              -----------            ---------
       Total liabilities                       2,442,887            2,638,112
                                               =========            ==========
       SHAREHOLDERS' EQUITY

  Common stock, no par value,
    30,000,000 shares authorized;
    2,167,043 shares issued and
    outstanding at April 30, 1995
    and October 31, 1993                      4,538,014            4,538,014
    Accumulated deficit                      (2,251,837)          (2,222,939)
                                             ------------          -----------
    Net Shareholder's equity                  2,286,177            2,315,075
                                             ----------            ---------
                                            $ 4,729,064          $ 4,953,187
                                            ===========          ===========
                         The accompanying notes are an
                         integral part of this statement

                       INTERNATIONAL YOGURT COMPANY
                         STATEMENT OF OPERATIONS
                               (Unaudited)


                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                  April 30,                    April 30,
                            1995            1994          1995           1994

  Yogurt sales         $ 1,712,740     $ 1,677,309    $ 3,225,475  $ 3,085,926
                       -----------     -----------    -----------  -----------

Cost of yogurt sales:

  Manufacturing            880,651         839,049      1,694,180    1,509,728
  Transportation and
  warehousing              275,613         240,834        569,060      488,893
                        ----------       ---------      ---------    ---------
                         1,156,264       1,079,883      2,263,240    1,995,621
                        ----------       ---------      ----------   ---------

Gross profit               556,476         597,426        962,235    1,087,305

  Selling and marketing
  expenses                 188,022         201,629        420,623      440,818
  General and
  administrative expense   292,410         261,058        507,246      529,062
                         ----------     ----------      ---------    ----------
Income from operations   $  76,044      $  134,739      $  34,366    $  117,425
                         =========      ==========       ========      =======

   Other income (expenses):

   Interest income           2,005           1,583          4,383        3,496
   Interest expense        (31,834)        (19,402)       (67,648)     (48,126)
                          ---------        --------       --------     --------
                           (29,829)        (17,819)       (63,265)     (44,630)

Net Income (Loss)        $  46,215      $  116,920      $ (28,899)    $ 72,795
                         ==========     ==========      ==========    ========

Net Income (Loss)
per share                $     .02     $       .05      $   (.01)    $     .04
                         ==========    ===========      =========    ==========

Weighted average number
of shares outstanding    2,167,043       2,112,663      2,167,043     2,112,663
                         =========       =========     =========     ==========

                      The accompanying notes are an integral
                         part of the financial statements













                         INTERNATIONAL YOGURT COMPANY
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                 FOR THE SIX MONTHS ENDED
                                             Apr. 30, 1995      Apr. 30, 1994
Cash flows from operating activities:

 Net income (loss)                               $ (28,899)      $    72,795

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

 Depreciation and amortization                     130,120           125,570

 Changes in current assets and liabilities, net     32,085          (469,588)
                                                   -------          ---------
 Cash provided(used) by operating activities       133,306          (271,223)
                                                   -------          ---------

Cash flows from investing activities:
 Additions to plant and equipment                  (86,563)         (232,387)
                                                   --------        -----------
Cash flows from financing activities:
 Payments on long-term notes, debt &
 capital leases                                   (177,196)          122,979
 Stock options exercised                                 0           263,886
                                                   --------         ---------
Net cash provided (used) in financing activities  (177,196)          386,975
                                                  ----------        ---------

Net increase (decrease) in cash                   (130,454)         (116,635)

Cash and cash equivalents, beginning of period     336,894           291,458
                                                  ---------          --------

Cash and cash equivalents, end of period         $ 206,441         $ 174,823
                                                 ==========        ==========





                           The accompanying notes are an
                     integral part of the financial statements















                           INTERNATIONAL YOGURT COMPANY
                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1994.



Note B - Inventories

Inventories consist of:         April 30,              October 31,
                                  1995                     1994

Finished Goods                 $  954,695              $ 1,037,977
Raw Materials                     195,303                  150,339
Packaging Materials & Supplies    270,813                  246,018
                                 ---------               ----------
                              $ 1,420,811              $ 1,434,334


Note C - Dividends

None.


Note D - Earnings per share

Earnings per share are based on the number of shares of common stock outstanding during the period presented.
















Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Results of Operations.

     The Company's revenues from yogurt sales were $1,712,740 and 3,225,475 for the tree monthes and six months ended April 30, 1995, an increase of 2.1% and 4.5%, respectively, compared to the Company's revenues during the same periods in 1994 which were $1,677,309 and $3,085,926, respectively.
The sales growth is primarily the result of increased sales from copacking and private label business, and the Company's re-entry into the retail grocery sector with the Western Family / Yo Cream co-branded hard pack products. Mangement is executing an agressive plan for continued growth and expects significant sales increases for the remaining fiscal reporting periods.

     Cost of yogurt sales were $1,156,264 and $2,263,240 for the three months and six months ended April 30, 1995 compared to $1,079,884 and $1,995,622 for the same periods in 1994. The Company's gross margin on yogurt sales decreased to 32.5% and 29.8% respectively during the three months and six months ended April 30, 1995, compared to 35.6% and 35.2% respectively for the previous year. This was the result of cost increases that were incurred for raw materials, transportation and warehousing. Furthermore, average selling prices were lower due to competitive contract pricing for certain national accounts. As a result of the above, net income during the three months ended April 30, 1995 was $46,215 compared to net income of $116,920 during the same period in 1994, a decrease of 60.5%. A net loss of $28,899 was incurred for the six months ended April 30, 1995 compared to net income of $72,795 at April 30, 1994. Management believes, however, that the prospetive economies of scale from the national account business obtained will compensate for the reduced margins in the near future.

     Selling and marketing expenses were $188,022 and $420,623 for the three months and six months ended April 30, 1995 compared to $201,629 and $440,818 for the same periods in 1994, a decrease of 6.7% and 4.6% respectively. This improvement is the result of copacking, which does not entail the marketing support required by direct sales. Furthermore, in cooperation with Norpac, the Company's sales agent for the domestic food service sector, commissions on sales have been reduced in recognition of the reduced margins resulting from contracted national account business.

     General and administrative expenses were $292,410 and $507,246 for the three months and six months ended April 30, 1995 compared to $261,058 and $529,062 for the same periods in 1994, representing an increase of 12.0% for the three months and a 4.1% decrease for the six months. The variances are primarily due to timing differences in the realization of expenses and non-recurring payroll taxes resulting from the excersize of employee stock options in the first quarter of 1994.












Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

               Liquidity and Capital Resources.

     The Company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds. As of April 30, 1995, the Company's total borrowings under its bank line of credit were $1,002,242 at an interest rate of .75 percent over that bank's prime rate. Total borrowings under this line were payable upon demand and limited to 70 percent of eligible accounts receivable and 50 percent of eligible inventory up to an aggregate maximum of $1,500,000. As of April 30, 1995, the maximum amount available under the terms of the line credit was $1,079,510. On October 31, 1994 total borrowings were $1,146,537.

    Accounts receivable at April 30, 1995 were $851,068 a 6.3% decrease over the accounts receivable of $908,303 at October 31, 1994. Management considers the small difference to be in the normal course of business.

    Inventory decreased to $1,420,811 at April 30, 1995 from $1,434,334 at October 31, 1994, despite increased sales. This decrease is primarily due to managements efforts to reduce consigned and warehoused finished goods in the face of rising freight and warehousing costs.

    The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operatons for at least the next 12 months. The Company's bank lines extend to September 30, 1995. The Company exects its bank lines to be renewed or replaced. In the event that the Company's bank lines were not renewed or replaced, the Compnay would need to curtail operations substantially, seek additional capital, or both.




























                           PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings

   The Company is not involved in any material pending legal proceedings, other than non-material legal proceedings occurring in the ordinary course ofbusiness.

Item 2.     Changes in Securities

                 None.

Item 3.     Defaults Upon Senior Securities

                 None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its 1995 Annual Meeting of Shareholders on March 29, 1995. At that meeting of shareholders 2,167,043 shares of common stock were entitled to notice of and to vote at that meeting or any adjournment jor adjourments thereof. Of that number, 1,895,567 share were present in person or represented by proxy.

            John N. Hanna, David J. Hanna, James S. Hanna, William J. Rush, Arthur P. Christiansen, Lawrence S. Black, Charles E. Carlbom and
Carl G. Behnke were nomiatied for election as directors and were elected to hold office for the ensuing year and until the next annual meeting of shareholders or until their successors are duly elected and qualified.


Item 5.     Other Information

                 None.

Item 6.     Exhibits and Reports on Form 8-K

                 None.



















                           SIGNATURERS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant:



                           INTERNATIONAL YOGURT COMPANY



Date:  June 9, 1995

By:     John N. Hanna
    -------------------------------------------
     John N. Hanna, Chairman of the Board and
               Chief Executive Officer




Date:  June 9, 1995

  By:    Roger H.Olson
      ----------------------------------------
          R. H. Olson
          Controller
          (Principal Financial Officer)