Form 10-Q
period 1995-07-31
INTERNATIONAL YOGURT CO
filed 1995-09-13
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

  (Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 31, 1995.

  [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from     to      .



  Commission File Number: 0-16787


                       INTERNATIONAL YOGURT COMPANY
          (Exact name of registrant as specified in its charter)


                      Oregon                       91-0989395
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                  Identification Number)


  5858 N.E. 87th Avenue
  Portland, Oregon                                97220
  (Address of Principal                           (Zip Code)
  Executive Office)


                        (503) 256-3754
      (Registrant's telephone number, including area code.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing   requirements for the past 90 days.

                     YES      X           NO

  The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                  Class:  Common stock outstanding at
                 September 8, 1995:   2,167,043 shares

                       INTERNATIONAL YOGURT COMPANY

                                 CONTENTS

                                                               Page
PART I     FINANCIAL INFORMATION:

        Item 1.  Financial Statements                        3 - 6

     Balance Sheet as of July 31, 1995,                          3
     (unaudited) and October 31, 1994

     Statement of Operations for the                             4
     Three Months and Nine Months ended
     July 31, 1995 (unaudited) and 1994
     (unaudited)

     Statements of Cash Flows for the                            5
     Nine Months ended July 31,1995
     (unaudited) and 1994 (unaudited)

           Notes to Financial Statements                         6

        Item 2.  Management's Discussion and Analysis of     7 - 8
                 Financial Condition and Results of
                 Operations


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                  8

     Item 2.  Changes in Securities                              8

     Item 3.  Defaults upon Senior Securities                    8

     Item 4.  Submission of Matters to a Vote of                 8
              Security Holders

     Item 5.  Other Information                                  9

     Item 6.  Exhibits and Reports on Form 8-K                  10


SIGNATURES                                                      10

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               INTERNATIONAL YOGURT COMPANY
                      BALANCE SHEET

                                       July 31,        October 31,
                                         1995             1994
     ASSETS                          (unaudited)

Current assets:
    Cash and cash equivalents        $  187,288        $  336,894
    Accounts receivable               1,090,968           908,303
    Inventories                       1,306,381         1,434,334
    Equipment held for resale, net       32,595            45,840
    Other current assets                193,248           198,704
       Total current assets           2,810,480         2,924,075

Plant and equipment                   1,795,982         1,810,475
Intangible assets                       186,099           218,637

                                     $4,792,561        $4,953,187

      LIABILITIES

Current liabilities:
Note payable to bank                $ 1,093,860       $ 1,146,537
Current portion of long-term debt        73,912            84,149
Current portion capital lease            27,828            58,835
Accounts payable                        750,027           934,039
Other accrued liabilities               105,408           119,730
       Total current liabilities      2,051,035         2,343,290

Notes and contracts payable,
  portion due after one year            157,094           187,900
Long term obligations under
  capital lease                         113,874           106,922
       Total liabilities            $ 2,322,003       $ 2,638,112

      SHAREHOLDERS' EQUITY

Common stock, nor par value,
  30,000,000 shares authorized;
  2,167,043 shares issued and
  outstanding at July 31, 1995
  and October 31, 1994                4,538,014         4,538,014
       Accumulated deficit           (2,067,456)       (2,222,939)
                                      2,470,558         2,315,075
       Total liabilities and
           stockholder's equity     $ 4,792,561        $4,953,187

                The accompanying notes are an integral part
                       of the financial statements.

                          INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                July 31,                      July 31,


                            1995           1994          1995           1994

Yogurt sales             $2,482,930     $1,927,592     $5,708,405   $5,013,518

Costs of yogurt sales:
    Manufacturing         1,292,195        793,161      2,986,375    2,302,889

Transportation and
     warehousing            316,303         457,509       885,363      946,402
                          1,608,498       1,250,670     3,871,738    3,249,291

Gross Profit                874,432         676,922     1,836,667    1,764,227

Selling and marketing
     expenses               310,018         254,831       730,641      695,649

General and
     administrative
     expenses               344,421         285,311       851,667      814,373

     Income from
        operations       $  219,993      $  136,780   $   254,359   $  254,205

Other income (expenses):

     Interest income          2,096           1,845         6,479        5,341
     Interest expense       (37,708)        (35,922)     (105,356)
(84,048)
                            (35,612)        (34,077)      (98,877)
(78,707)

Net Income                 $184,381      $  102,703    $  155,482   $  175,498

Net Income
     per share            $     .08       $     .05      $    .07     $    .08

Weighted average
number of shares
     outstanding          2,167,043       2,163,863     2,167,043    2,163,863


                 The accompanying notes are an integral part
                         of the financial statements.

                         INTERNATIONAL YOGURT COMPANY
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    FOR THE NINE MONTHS ENDED

Cash flows from operating activities:           July 31, 1995     July 31,
1994

   Net Income (loss)                              $   155,482       $
175,498

   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

   Depreciation and amortization                      199,618
169,656

Changes in current assets and liabilities, net       (221,776)
(495,470)

Net cash provided by (used for) operating activities  133,324
(150,316)

Cash flows from investing activities:
   Additions to plant and equipment                  (166,684)
(314,612)
   Proceeds from sale of equipment                      1,530
17,000

Net cash provided by (used for) investing activities (165,154)
(297,612)

Cash flows from financing activities:
   Net proceeds from insurance/(payments) of
     long term notes, debt, & capital leases, net    (117,776)
178,381
   Stock options exercised
288,151

Net cash provided by (used for) financing activities (117,776)
466,532

Net Increase (Decrease) in cash                      (149,606)
18,604

Cash at beginning of period                           336,894
291,458

Cash at end of period                              $  187,288        $
310,062



                       The accompanying notes are an
                  integral part of the financial statement.

                        INTERNATIONAL YOGURT COMPANY
                       NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required b generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1994.


Note B - Inventories

Inventories consist of                July 31,           October 31,
                                        1995                1994

Finished Goods                       $ 903,720          $  1,037,977
Raw Materials                          174,984               150,339
Packaging Materials & Supplies         227,677               246,018
                                   $ 1,306,381           $ 1,434,334


Note C - Dividends

None.

Note D - Earnings per share

Earnings per share are based on the number of shares of common stock outstanding during the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

    The Company's revenues from yogurt sales were $2,482,930 and $5,708,405 for the three months and nine months ended July 31, 1995, compared to revenues during the same periods in 1994 of $1,927,592 and $5,013,518, respectively. The increase in sales of 29% for the three months and 14% for the nine months ending July 31, 1995, was primarily due to (1) roll out of the Company's products into the outlets of two major national food service accounts; (2) introduction of the Western Family/Yo Cream co-brand to the retail grocery marketplace; and (3) increased copacking activity. Management expects the trend of increased sales to continue as it executes its aggressive growth plan which includes expanded alliances with other national companies, intensified direct sales activity, and the introduction of new products.

    Net income during the three months and nine months ended July 31, 1995, was $184,381 and $155,482 respectively, compared to net income of $102,703 and $175,498 during the same periods in 1994. While net income was down by 11% for the nine months, operating income was up by 4% for that period. Furthermore, the increase in net income of 79% for the quarter reflects the economies of scale associated with the higher sales levels. The company has significant unutilized plant capacity. Therefore, management believes that anticipated sales growth will bring increased profit margins.

    Cost of yogurt sales were $1,608,498 and $3,871,738 for the three months and nine months ended July 31, 1995, compared to $1,250,670 and $3,249,291 for the same periods in 1994. The Company's gross margins as a percentage of yogurt sales were relatively constant at 35.2% and 32.2% during the three months and nine months ended July 31, 1995, compared to 35.1% and 35.2% for the comparative periods in 1994. While raw material and transportation costs increased, these increases were offset by economies of scale obtained through increased sales levels as noted above.

    Selling and marketing expenses were $310,018 and $730,641 for the three months and nine months ended July 31, 1995 compared to $254,831 and $695,647 for the same periods in 1994. While these costs are predominately variable, decreases of approximately 1% as a percentage of sales were obtained as a result of the company's budgeting and planning process.

    General and Administrative expenses were $344,421 and $851,667 for the three months and nine months ended July 31, 1995, compared to $285,311 and $814,373 for the same periods of 1994. The dollar increase for three months was primarily due to timing differences. The relatively smaller dollar increase for the nine months was primarily due to increased insurance costs. However, as a percentage of sales, such expenses decreased by 0.9% for the three-month period and 1.3% for the nine-month period.

Liquidity and Capital Resources.

    The Company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, public securities offerings and internally generated funds. As of July 31, 1995, the Company's total borrowing under its bank line of credit were $1,093,860 at an interest rate of 1.0 percent over that bank's prime rate. Total borrowings under this line are based upon the Company's level of accounts receivable and inventory up to an aggregate maximum of $1,500,000. As of July 31, 1995, the maximum amount available under the terms of the line of credit was $1, 453,252. On October 31, 1994, total borrowings were $1,146,537.

    Accounts receivable at July 31, 1995 were $1,090,968, a 20.1% increase over the accounts receivable of $908,303 at October 31, 1994. That increase is primarily attributable to the higher level of sales in July 1995 as compared to October 1994.

    Inventory decreased to $1,306,382 at July 31, 1995, from
$1,434,334 at October 31, 1994. This 8.9% decrease is primarily due to management efforts to reduce consigned and warehouse finished goods in the face of rising freight and warehousing costs.

    The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next 12 months. The Company's bank lines are subject to renewal on June 1, 1996. The Company expects its bank lines to be renewed. In the event that the Company's bank lines were not renewed and replacement financing could not be obtained, the Company would need to curtail operations substantially, seek additional capital, or both.

PART II.  OTHER INFORMATION

Item 1.   Legal  Proceedings

    The Company is not involved in any material pending legal proceedings, other than non-material legal proceedings occurring in the ordinary course of business.



Item 2.   Changes in Securities

    None.

Item 3.   Defaults Upon Senior Securities

    None.

Item 4.   Submission of Matters to Vote of Security Holders

    None.

Item 5.   Other Information

Changes in Registrant's Certifying Accountant

(a)        Previous independent accountants

   (i) On September 6, 1995, International Yogurt Company dismissed Price Waterhouse LLP as its independent accountants.

   (ii) The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

   (iii) The Company's Board of Directors approved the decision to change independent accountants.

   (iv) In connection with its audits for the two most recent fiscal years and through September 6, 1995, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

   (v) During the two most recent fiscal years and through September 6, 1995, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

   (vi) The Company has requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 12, 1995, is filed as Exhibit 16 to this Form 8-K.

(b)   New independent accountants

   (i) On September 6, 1995, the Company's Board of Directors selected the accounting firm of Grant Thornton to serve as the Company's independent accountants for the fiscal year ending October 31, 1995, following a competitive bidding process conducted by management. During the two most recent fiscal years and through September 6, 1995, the Company has not consulted with Grant Thornton regarding any matter in connection with accounting principals relating to specific transactions, the Company' s financial statements, or any matter.

Item 6.  Exhibits and Reports on Form 8-K

    (a) (1)  Exhibits.  The following exhibit is filed as part of the quarterly report on Form 10-Q, and this list constitutes the Exhibit Index.

              Exhibit
              Number                     Exhibit


                  16 Price Waterhouse LLP letter addressed to the Securities and Exchange Commission.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Registrant:

INTERNATIONAL YOGURT COMPANY

Date:     __Sept. 13, 1995_________   By_____John N. Hanna________________
                                             John N. Hanna, Chairman of the
                                             Board and Chief Executive Officer



Date:     __Sept. 13, 1995__________  By______R. H. Olson________________
                                              R. H. Olson
                                              Controller
                                              (Principal Financial Officer)

                           EXHIBIT 16

                           121 S.W. Morrison Street Telephone     503-224-9040
                           Suite 1800                 Facsimile   503-223-9081
                           Portland, Oregon  97204




Price Waterhouse LLP





September 11, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

International Yogurt Company

We have read Item 5 of International Yogurt Company's Form 10-Q dated September 8, 1995 and are in agreement with the statements contained therein.

Your very truly,

PRICE WATERHOUSE LLP