Form 10-Q/A
period 1995-07-31
INTERNATIONAL YOGURT CO
filed 1995-10-24
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-QA  Amendment #1

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

Item 2. Management's Discussion and Aanlysis of Financial Condition and Results of Operations

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

    Inventory decreased to $1,306,382 at July 31, 1995, from
$1,434,334 at October 31, 1994. This 9.8% decrease is primarily due to management efforts to reduce consigned and warehouse finished goods in the face of rising freight and warehousing costs.

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