Form 10-K
period 1995-10-31
INTERNATIONAL YOGURT CO
filed 1996-01-29
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                Form 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     October 31, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  0-16787

                   INTERNATIONAL YOGURT COMPANY
    (Exact name of registrant as specified in its charter)

               Oregon                       91-0989395
  (State or other jurisdiction of     (I.R.S. Employer
   incorporation or organization)      Identification Number)

       5858 N.E. 87th Avenue
          Portland, Oregon                   97220
       (Address of Principal              (Zip Code)
        Executive Office)

(Registrant's telephone number, including area code):
(503)256-3754

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
     Title of each class               which registered
     None                          Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

  Common Stock
             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,050,366 at January 19, 1996, based upon the average bid and asked prices of the common stock on that date.

At January 19, 1996 there were 2,190,043 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                        Part of Form 10-K into
Document                                which Incorporated

Portions of Proxy Statement for
1996 Annual Meeting of Shareholders     Part III

                             TABLE OF CONTENTS


PART I                                                      Page

       Item 1.  BUSINESS......................................4
       Item 2.  PROPERTIES...................................13
       Item 3.  LEGAL PROCEEDINGS............................13
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS......................................13



PART II

       Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDERS MATTERS.................14
       Item 6.  SELECTED FINANCIAL DATA......................15
       Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS...................................16
       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA.........................................18
       Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE.......18



PART III

       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT...................................18
       Item 11. EXECUTIVE COMPENSATION.......................18
       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT........................18
       Item 13. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS.................................18



PART IV

       Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K......................19



SIGNATURES...................................................21

                                 PART I

Item 1:  BUSINESS.

General.

     International Yogurt Company (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to its present name. The Company makes, markets and sells frozen yogurt products in a variety of low-fat and nonfat flavors. The Company markets and sells these products to and through a variety of businesses and outlets, including super-markets, grocery stores, convenience stores, restaurants, hospitals, school district food services, military installations, yogurt shops, fast food chains, discount club warehouses, and other types of outlets. The Company's primary product is YO CREAM frozen yogurt, which is distributed and sold nationwide. The Company also produces SORBET by YO CREAM , and lowfat or nonfat ice creams. The Company's general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry.

     The frozen yogurt products produced by the Company constitute only a portion of the relevant frozen dessert industry. The industry produces a diverse range of products, many of which compete directly with the Company's products. Many types of retail outlets make available to the public the Company's frozen yogurt product as well as other manufacturers' frozen yogurt products and frozen dessert items, with many outlets offering competing products of several manufacturers. The retail consumer may obtain the Company's products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to supermarkets and discount club warehouse types of facilities, along with many medium-sized businesses. Food service outlets or institutions, such as restaurants, hospitals, and school districts, typically offer frozen yogurt or frozen desserts of one manufacturer. Larger institutional business with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen yogurt and certain other frozen desserts are often viewed as premium products, and are somewhat resistant to finely-tuned price competition. However, larger institutional customers for frozen dessert products often enter into contracts on the basis of price.
Smaller businesses such as restaurants and yogurt shops will enter into contracts on the basis of brand identification, reputation or other preferences.

     Customers are motivated to purchase frozen desert products on the basis of taste, reputation, quality and price. Premium products tend to be less sensitive to price. Some consumers will choose one frozen dessert product over another for health related reasons such as ingredients, calories and additives. Manufacturers of frozen dessert products may make claims relating to the healthfulness of their products, including soy-based frozen dessert products, as well as other non-fat or synthetic fat products. Frozen dessert products also compete with many other varieties of food and dessert items.

     Frozen yogurt products have gained wider acceptance and identification by a greater variety of demographic groups than when first introduced into the frozen dessert marketplace. The Company believes that frozen dessert products appeal to and are purchased by persons of all age groups and both sexes. The claims of certain manufacturers related to the healthfulness of their products may also increase the acceptance of those frozen dessert products.

Marketing Strategy.

     The Company's marketing strategy is to build customer brand awareness and loyalty, as well as developing and expanding consumer brand identification, by offering a broad selection of premium frozen yogurt products. The Company believes it can achieve greater brand identification and loyalty through advertising the features and benefits of its products, including the successes it has enjoyed in certain competitive taste tests of its frozen yogurt products. The Company also considers the broad distribution of its product critical to sales growth, with its products now available in 49 states. The Company will continue to strive for greater distribution penetration within each of those states.

     On September 8, 1987 the Company entered into a 10-year exclusive marketing agreement with Norpac Foods, Inc. ("Norpac") based in Stayton, Oregon. Under this agreement, as amended, Norpac is the Company's exclusive sales agent, subject to certain exceptions, for the sale of the Company's frozen yogurt products to the restaurant and institutional industry. Norpac is a large food processing and agricultural marketing organization with 40 owned and contractually related plants, a distribution system using 22 warehouses, a private truck fleet and a network of 75 independent food brokers across the United States.

     By August, 1989, the Company ceased the direct sale of its products through Company-owned restaurants. The management of the
Company decided that the capital and other resources of the Company should be devoted exclusively to the manufacturing and wholesale business.

     The Company's management also believes that its ability to respond innovatively to and take advantage of changes in the retail and packaging industry will permit greater availability and acceptance of its products. For example, single serving containers are popular with some consumers.

     In 1993, the Company began a concerted effort to obtain copacking and private label business. As a result, in July, 1993 the Company announced that it had been approved as a copacker of frozen dairy products for Weight Watchers Food Company, an affiliate of H. J. Heinz Company. Production of the products began in December 1993. The Company was also successful in obtaining a contract to copack the organically grown, All Fruit Sorbet produced for Cascadian Farms, a majority owned subsidiary of Welch Foods. In November 1994, Cascadian Farms added to its contract with the Company its organically grown yogurt and ice cream lines as well. The Company continues to enjoy the above alliances and is currently pursuing additional opportunities.

     In February, 1994, the Company contracted with Western
Family
Foods, Inc. to distribute and market International Yogurt products in the retail-grocery trade, with products being sold under a Western Family/Yo Cream cobrand. Management believes the entry into the retail grocery trade to be a strategic event for the Company.

     In January 1996, the Company entered into a signage/sponsorship agreement with the Oregon Arena Corporation, owner of the Rose Garden Arena in Portland, Oregon. The Rose Garden is the principal home arena for the National Basketball Association franchise for the Portland Trail Blazers professional basketball team. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt, sorbet, and soft serve ice creams within the Arena. The Company has developed a special product called "Blazers Swirl", a nonfat combination of sorbet and frozen yogurt that is being featured in the Arena, and will be marketed elsewhere in conjunction with the Company's branded sales through independent retailers.

     The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce unique high quality products.

Merchandise.

     The Company makes, markets and sells frozen yogurt and related products in a variety of low-fat and non-fat flavors. These frozen yogurt products are available in both soft serve liquid mix and hard pack forms. As of January 19, 1996, the Company had available for sale the following products and flavors:

YO CREAM                 YO CREAM                   YO CREAM
Premium Soft Serve Mix   Low-fat Soft Serve         Hard Pack
Single Serve
                                                       5 ounce
cups
Cheesecake Supreme       Chocolate
Dutch Chocolate          Strawberry
French Vanilla           Vanilla                    Boysenberry
Milk Chocolate                                      Strawberry
Peanut Butter         YO CREAM  "Free" Sugar Free   Praline
Praline 'n Cream                                    French
Vanilla
Strawberry            Chocolate    Raspberry        Milk
Chocolate
Vanilla               Strawberry   Blueberry        Chocolate
                      Vanilla      Cafe au Lait     Peach

YO CREAM              YOGURT STAND
Nonfat Soft Serve     Nonfat Soft Serve             WESTERN
FAMILY
                                                    Yogurt Bars
Apple Spice           Chocolate
Blueberry Burst       Strawberry                    Nonfat Orange
Butter Brickle        Vanilla                       Lowfat
Chocolate
Cable Car Chocolate
Cappuccino            SPECIALTY PRODUCTS
Cherry Almond                                       SORBET
Chocolate Classic     Ice Milk Soft Serve            . . . BY YO
CREAM
Country Vanilla       Vanilla Shake Base            Strawberry
Egg Nog                                             Very Berry
French Vanilla        YO CREAM
Georgia Peach         SOFT SCOOP - 3.5 Ounce
"Holiday" Chocolate Mint                            3. Gal. SOFT
SCOOP
Irish Mint            Chocolate Nonfat               - Premium
Island Banana         Strawberry Nonfat             (with
condiment)
Kahlua                VanillaNonfat                 Chunky Cherry
Almond
Luscious Lemon        Orange Nonfat                 Choc. Chip
Chocolate
New York Cheesecake                                 Chocolate
Java Swirl
Outrageous Orange     WESTERN FAMILY/YO CREAM       Peaches 'n
Cream
Peanut Butter         Hard Pack Pints               Rocky Road
Pecan Praline                                       Pecan Praline
Peppermint Stick      Java Chocolate Swirl
Pumpkin               Vanilla Bean                  YO CREAM
Very Boysenberry      Milk Chocolate                3. Gal SOFT
SCOOP  Std.
Very Raspberry        Pecan Praline                 (without
condiments)
Very Strawberry       Cherry Almond
Wild Chocolate        Rocky Road                    Mountain
Boysenberry
  Macadamia           Strawberries N' Cheesecake    Raspberry
Royal
                                                    Strawberry
Sensation
YO CAFFE LATTE        WESTERN FAMILY half gallons   Swiss
Chocolate
Regular               Chocolate                     Alpine
Vanilla
Decaffeinated         Vanilla                       Alpine
Vanilla
                      Raspberry
                      Cherry Cheesecake

     The Company sells the soft serve liquid mix form to food service customers who dispense it through a soft serve frozen dessert machine. This form is available also in an unflavored natural form which permits the customer to add desired flavors. In fiscal year 1995, the soft serve liquid mix product accounted for approximately 91 percent of the Company's yogurt product sales.

     Hard pack products are available in smaller containers to supermarkets, which price them competitively with premium ice cream. The Company also markets and sells its hard pack frozen yogurt products in packages containing four one-pint containers and 12 five-ounce containers for sale in wholesale club stores. Single serve containers and larger three-gallon containers are sold primarily to food service customers. In fiscal year 1995, hard pack products of all type containers accounted for approximately 9 percent of the Company's yogurt product sales.

     Two new lines of hard pack frozen yogurt products were introduced in late 1994, a premium pint line and a half gallon line. The pint line is a Western Family/YO CREAM cobrand product that includes the following flavors: Java Chocolate Swirl, Vanilla Bean, Milk Chocolate Chip, Pecan Praline, Cherry Almond, Rocky Road, Strawberries N' Cheesecake.

     In January 1995 the Company began sampling its yogurt bars to the retail market place. The bars are identified by the Western Family private label and presently include two flavors, a nonfat orange and a lowfat chocolate bar.

     The Company is also selling frozen yogurt products with no added sugar, which are sweetened with aspartame. This product was introduced to the market place in the spring of 1991.

     The Company has developed a lower cost line of products under the label YOGURT STAND designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Company's products includes ten flavors and a plain mix that can be flavored by the end user with flavor packets bearing the YOGURT STAND label.

     The Company has also developed a product identified by the trademark "SOFT SCOOP ." This product, introduced to the market place in fiscal year 1992, can be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry packaged in three and a half ounce and three gallon containers.

     In May of 1993, the Company introduced a yogurt-coffee beverage called YO CREAM Caffe Latte . It is a ready to serve product that is being sold nationally.

     SORBET by YO CREAM is a new product developed by the Company in 1995. It is a high quality non dairy product produced in several flavors in hardpack and soft serve form.

     Other products manufactured by the Company include sorbets that are packed under a customer's brand and a soft serve ice milk mix.

Manufacturing Process.

     Most of the manufacturing and packaging of the Company's products occurs in its plant in Portland, Oregon. The Company utilizes a Canadian dairy as a copacker for production of its products for the Canadian market.

     The Company's raw materials for yogurt products include raw milk received at its plant by tanker truck load. That milk is processed according to the requirements of the particular products being produced by the Company. This process includes the pasteurization, homogenization and additional procedures effected by equipment on the Company's premises. Another vital part of the process is the inoculation and incubation of the yogurt cultures related to the product. Careful procedures are followed by the Company to ensure that the end product contains viable yogurt cultures. Ice cream products do not contain yogurt cultures; however, the processing of ice cream is otherwise similar to frozen yogurt. Sorbet is a non dairy product which is also suitable to the Company's manufacturing process.

     The packaging materials used by the Company include a variety of container sizes in addition to printed labels and printed containers. The time required to produce the final product after receiving the required raw materials and packaging depends somewhat on the particular product, but generally ranges from one day to two days. This range also depends on the capacity at which the plant operates and the fluctuations in the demand for its product. The level of manufacturing capacity at which the Company operates depends on the orders it receives and seasonal fluctuations, but generally ranges from 25 percent to 30 percent of maximum. Management expects this percentage to increase significantly as a result of the copacking and private label business, expansion of its restaurant and institutional sales through Norpac and its entry into the retail grocery trade through Western Family.

Inventory and Backlog.

     The Company's does not have a significant production backlog. Because of the relatively short time period required to produce a finished product from the receipt of an order by the Company, the Company strives to maintain a low level of raw materials and work-in-process inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Company's products throughout the United States. Although the Company tries to estimate demand and production schedules for its products, its customers generally place orders when they require the Company's products, and customers expect delivery within a short period of time.

Distribution and Significant Customers.

     The Company's products are distributed in 49 states.
Distributors ship the Company's product by refrigerated truck to all domestic locations.

     On September 8, 1987, the Company entered into a 10-year exclusive marketing agreement with Norpac Foods, Inc. ("Norpac") based in Stayton, Oregon. Under this agreement, as amended, Norpac is the Company's exclusive sales agent, subject to certain exceptions, for the sale of the Company's frozen yogurt products to the restaurant and institutional industry (see page 5 "Marketing Strategy"). Norpac sold and arranged distribution of approximately 86 percent of the Company's products in fiscal year 1995.

     Norpac does not have the responsibility for foreign markets.
Presently, the Company makes its own arrangements for shipment by truck to Canada and by ship to European and Pacific Rim countries.

     The portion of the Company's sales to U.S. Government agencies or institutions, such as sales to the Army, would not be material to the Company in the event of a cancellation of those contracts.

     During the year ended October 31, 1995 revenues derived from the Company's two largest customers were 32.0% (Price/Costco
Inc.) and 10.0% (Kraft Food Service) of total revenues for the year.

Research and Development.

     The Company's research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. This process has also occurred on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and non-sugar frozen products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. The Company's development activities occur at the Portland, Oregon facility. Although a precise separation of accounts is not available, the Company estimates total research and development expenditures for the twelve months ended October 31, 1995, to have been $82,000, compared with $302,000 and $292,000 for the twelve months ended October 31, 1994 and 1993.

Advertising and Promotion.

     During the 12 months ended October 31, 1995 such expenses totalled $230,650 representing 3.1 percent of net sales. This compares to $306,866, or 4.4 percent of net sales for 12 months ended in October 1994 and $290,641, or 4.5 percent of net sales in 12 months ended October 31, 1993.

Seasonality.

     The Company's sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will become less significant as a result of the copacking and private brand business the Company has obtained.

Suppliers.

     Suppliers of the primary ingredient of the Company's products, raw milk, are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington state. Because freshness and timeliness of delivery are critical to the Company's products, the Company prefers local suppliers. The Company's largest supplier of raw milk supplied approximately 78 percent of the Company's needs in fiscal year 1995 and the second largest supplier provided approximately 22 percent.

     All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.

Competition.

     The Company's products constitute a portion of a greater market which includes all forms of yogurt-based frozen desserts, ice cream products and nondairy frozen desserts. The market for the Company's products are very competitive both because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Many of the companies that produce products which compete with those of the Company are substantially larger and have significantly greater resources. In addition, increased competition from the established manufacturers and distributors of frozen desserts and ice cream products can be expected in the future as a result of their increased involvement in the frozen yogurt business.

     The Company competes against different manufacturers with its soft serve products and with its hard pack products. The Company's principal competitors for soft serve products are Columbo, recently acquired by General Mills Inc., The Dannon Company, Inc., and Honey Hill Farms, recently acquired by Greater Pacific Food Holdings. The Company's competitors for hard pack frozen yogurt products include Dryers, Haagen Dazs, and Ben and Jerry's Homemade, Inc. In addition to the large primary competitors identified, the Company competes against numerous small local and regional competitors.

     The Company's products are recognized in the marketplace for their high quality and have competed well in this regard. For example, on July 27, 1989, the Chicago Tribune listed YO CREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. Through the Company's national system of brokers and distributors the Company believes it can compete effectively from the standpoint of service. Price competition, however, has become intense in certain geographical areas as regional dairies endeavor to introduce a limited line of frozen yogurt. The Company has responded to price competition from regional dairies with its lower-priced products under the YOGURT STAND label and to competition on quality with its YO CREAM brand products. While the company has experienced competitive success in the past, no assurance can be given that the Company will continue to compete successfully against other available products.

     Other than direct competition for specific soft serve or hard pack frozen yogurt products, the Company's products compete against certain other frozen dessert items, such as ice cream. Specific competition comes from premium ice cream makers such as Haagen-Dazs, Ben and Jerry's Homemade, Inc., Steve's Ice Cream and other national and regional ice cream brands.

Trademarks and Trade Names.

     The Company registered as a trademark the name of its primary product, YO CREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Company's products use that basic trade name with other words or designations, such as YO CREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO ," "PURE PLEASURE ," "YOGURT STAND ", "THE GOURMET YOGURT FOR ICE CREAM LOVERS ," "SOFT SCOOP "
and "YO CAFFE' ". The Company has registered or intends to register those trademarks in the United States and may register the trademark YO CREAM in other foreign countries.

Employees.

     The Company employed 35 persons at October 31, 1995, all of whom were full-time (35 hours per week or more.) None of the Company's employees are covered by collective bargaining agreements, and management believes its employee relations are good.
The Company has never experienced a labor strike or work stoppage.

Item 2:  PROPERTIES.

     The Company is located in a 30,000 square foot facility at 5858 NE 87th Avenue, Portland, Oregon 97220. Of this total space, the Company uses approximately 6,800 square feet for production, approximately 9,000 square feet for freezer and refrigeration purposes, and approximately 2,300 for office space. The Company has designated the remaining 11,900 square feet for warehouse purposes and expansion of the Company's freezer and production facilities.

   The lease of the Company's production and office facilities expired on May 14, 1994 and the Company exercised its option to purchase the property. In order to preserve capital, the Board of Directors decided that the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. The new lease is for a 15 year term and provides for a base rent of $8,600 per month for the first three years and then increasing approximately 3% per year thereafter.

     Other materially important property of the Company includes certain equipment which it utilizes to manufacture its frozen yogurt products, including standard dairy equipment, holding tanks and refrigeration units. In addition, the company leases trucks and other equipment under capital leases.


Item 3:  LEGAL PROCEEDINGS.

     As of the date of this Annual Report on Form 10-K, the Company had no material litigation pending against it.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 1995.

                                 PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS.

     The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 19, 1996, there were 2,190,043 shares of the common stock outstanding and there were 200 shareholders of record estimated to represent approximately 750 beneficial holders based on the number of individual participants in security position listings. On January 19, 1996 the closing bid and asked prices were
$1-1/2 and $1-5/8, respectively.

     The following table sets forth the high and low closing bid quotations for quarterly periods in the two twelve month periods ended October 31, 1995 and October 31, 1994. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Twelve months Ended October 31, 1995           High           Low

       August 1, 1995   - October 31, 1995     $ 2 1/4        $1
1/2
       May 1, 1995      - July 31, 1995          2 3/8         2
1/4
       February 1, 1995 - April 30,1995          2 13/16       2
3/4
       November 1, 1994 - January 31, 1995       3 1/4         3
1/8

Twelve months Ended October 31, 1994           High           Low

       August 1, 1994   - October 31, 1994     $ 4 1/2        $ 3
       May 1, 1994      - July 31, 1994          5 3/4          4
       February 1, 1994 - April 30, 1994         8 5/8          5
1/4
       November 1, 1993 - January 31, 1994       8 5/8          7


     The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company's capital resources.

Item 6:  SELECTED FINANCIAL DATA.

     The following selected financial data set forth below as of, and for the fiscal years ended October 31, 1995, 1994 and 1993 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements.
The balance sheet data as of October 31, 1993, 1992, and 1991 as well as the Statement of Operations data for the fiscal years ended October 31, 1992 and 1991, are derived from financial statements not included herein.

          October 31,  October 31,  October 31,  October 31,
October 31
Balance Sheets  1995         1994         1993         1992
  1991

Total Current Assets
           2,876,583   $2,924,075   $2,333,968   $2,294,887
$2,287,942

Total Assets
           5,036,716    4,953,187    4,076,507    4,022,658
4,034,065

Long-term debt
             278,498      294,822      273,466      730,966
750,364

Shareholder's Equity
           2,679,443    2,315,075    1,882,739    1,238,986
1,153,485






                                                          For the
ten
                                                          months
ended
Statements of         For the Years Ended October 31,     October
31, 1991
Operations
                    1995         1994         1993         1992
    1991

Revenues       7,447,096   $6,911,252   $6,387,989   $6,526,893
$5,688,071

Profit
from continuing
operations       312,820      187,952      292,718      234,396
 385,199

Net profit       304,884       61,888      175,101      105,017
 206,621

Net earnings per
common share         .14          .03          .07          .06
     .12


Because of the change in the Company's fiscal year end, the information presented above relative to October 31, 1991, is not comparable to the other years presented.

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

     The Company's revenues from yogurt sales were $7,447,096, $6,911,252 and $6,387,989 for the 12 months ending October 31, 1995,
1994 and 1993, respectively. The increase in revenues in 1995 was primarily due to increased sales from copacking and private label business. Management is projecting a continued favorable sales trend.

     Net income for the year ended October 31, 1995 was $304,884, an increase of 393% over net income of $61,888 for 1994. Net income for the comparable period of 1993 was $175,101. The decrease in net income in 1994 was primarily the result of increased costs in the fourth quarter in preparation for the Western Family/Yo Cream retail hard pack products and the exercise of employee stock options resulting in a non-recurring expense for payroll taxes.
Increased
net income in 1995 resulted from economies of scale from increased sales. Production is below plant capacity so that increased sales have a significant effect upon net income. Furthermore, while net income before income taxes for 1995 was three times greater than 1994, net income after taxes was even greater due to recognition of deferred tax benefits.

     The cost of yogurt sales for the 12 months ended October 31, 1995 was $5,095,080 (resulting in a gross margin of 31.6) compared to $4,785,253 (resulting in a gross margin of 30.8%) in the same period for 1994. For the 12 months ended October 31, 1993, cost of yogurt sales were $4,295,643 (resulting in a gross margin of 32.8%).
The increase in the gross margin for 1995 as compared to 1994 was primarily the result of increased production efficiencies. The slightly higher gross margin for 1993 was due to the costs of raw materials, transportation, and storage being less than in subsequent years.

     General and administrative expenses for the years ended October 31, 1995, 1994 and 1993 were $1,026,758, $997,768 and
$902,917 respectively. As a percentage of sales these expenses were
13.8%, 14.4, and 14.1% respectively. Management has exercised careful control over these costs. Furthermore, management believes that the relatively fixed nature of these costs are such that net income will be favorably effected as expected higher sales levels are achieved.

     Selling and marketing expenses for the year ended October
31,
1995 were $1,012,438, compared to $940,279 and $896,711 for the corresponding periods in 1994 and 1993, respectively. While such expenses are a direct function of sales and will vary in dollar amount in relation to the level of sales, management has exercised care in controlling these costs. As a percentage of sales, such expenses were reduced from 14.0% in 1993 to 13.6% in 1994 and 1995 despite efforts of competitors to penetrate the Company's markets.
     With an established national distribution system, the Company and its management believe that future increases in sales will occur from the competitive success of the Company's products rather than enlargement of the national system of distributors. Furthermore, management expects the trend of increased sales to continue as it executes its aggressive growth plan, which includes expanded alliances with other national companies, intensified direct sales activity, and the introduction of new products.

Capital Resources and Liquidity.

     During the past three years, the Company has financed its operations and expansion with bank loans, capital leases, and internally generated funds.

     As of October 31, 1995, the Company's total borrowings under its bank line of credit were $1,089,920, while the total amount available under the line was $1,226,600. Interest is at 1 percent over that bank's basic commercial lending rate. Total borrowing under this line were payable upon demand and limited to 65 percent of eligible accounts receivable and 30 percent of eligible inventory up to an aggregate maximum of $1,500,000. On October 31, 1994 total borrowings outstanding were $1,146,537, while the total amount available under the old line was $1,226,600. The line of credit is subject to renewal on June 1, 1996. Although management expects the bank to renew its line of credit, there can be no guarantee of that renewal.

     Accounts receivable at October 31, 1995 and 1994 were
$873,191
and $908,303, respectively, which management considers to be in the normal course of business.

     On October 31, 1995, the Company had working capital of $797,808. The Company believes its existing assets, bank lines of credit, along with revenues from operations, will be sufficient to fund the Company's operations through the end of fiscal year 1996.
The Company believes that the impact of inflation on net income has been minimal for fiscal years 1995, 1994, and 1993.

     The Company leases its offices and production facilities.
The
lease has a remaining term of 14 years with renewal provisions and provides for a base rent of $8,600 per month for the first three years and then increasing at approximately 3% per year thereafter.

     The Company does not expect to make any material capital expenditures in fiscal year 1996. Capital expenditures are expected to be limited to those incurred in the ordinary course of business.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item 8 is submitted as Appendix A to this report.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     The response to this item is incorporated herein by reference from Form 10-Q filed on September 13, 1995, as amended by Form
8-K, filed on October 24, 1995.

                                 PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION
REGARDING MANAGEMENT AND DIRECTORS" in the Company's Proxy
Statement for its Annual Meeting of Shareholders.

Item 11:  EXECUTIVE COMPENSATION.

     The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Company's
Proxy Statement for its Annual Meeting of Shareholders.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL
OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its
Annual Meeting of Shareholders.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS" in the Company's Proxy Statement for its Annual
Meeting of Shareholders.

                                 PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

     (a) (1) Financial Statements. The response to this portion of
Item 14 is submitted as Appendix A to this report.

     (a) (2) Financial Statement Schedules. The response to this portion of Item 14 is submitted as Appendix A to this report.

     (a) (3) Exhibits. The following exhibits are filed as part of this annual Report on Form 10-K and this list constitutes the
Exhibit Index.

Exhibit
Number                    Exhibit                            Page

     3.1          Restated Articles of Incorporation        i
                  of the Company.

     3.2          Articles of Amendment, dated              ii
                  October 29, 1991.

     3.3          Amended Bylaws of Company.                i

     3.4           Amendment to Amended Bylaws, dated       iii
                  March 14, 1990.

     3.5           Amendment to Amended Bylaws, dated       iii
                  April 10, 1991.

    10.1 Agreement, dated as of September 8, 1987, i between the Company, Norpac Foods,
                  Inc., and Robert Arneson, Sales
                  Agent, Inc., dba Norpac Food Sales
                  and related Stock purchase Agreements.

    10.20         1990 Non-Discretionary Stock Option       iv
                  Plan for Non-Employee Directors.

    10.21         Agreement, dated as of April 1, 1991,     iii
                  by and between Norpac Foods, Inc. and
                  International Yogurt Company, Inc.

    10.22         Amendment to Marketing Agreement,         iii
                  dated as of April 1, 1991, by and
                  among the company, Norpac foods, Inc.
                  and Robert Arneson, Sales Agent Inc.,
                  dba Norpac Foods Sales.

Exhibit
Number                    Exhibit                            Page


     10.23        Commercial lease and assignment lease     v
                  by and between John N. Hanna, David J.
                  Hanna, James S.  Hanna, Harry M. Hanna
                  and Joseph J. Hanna Jr; landlord and
                  International Yogurt.

                 ____________________________________________

     i Incorporated herein by reference from the Company's Registration Statement on Form
                  S-18, dated November 17, 1987.

     ii Incorporated herein by reference from the Company's Annual Report on Form 10-K for fiscal year ended October 31, 1991.

     iii Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     iv Incorporated herein by reference from the Company's Current Report on Form 8-K, dated as of December 6, 1990.

     v Incorporated herein by reference from the Company's Quarterly report form 10-Q for the quarter ended July 31, 1994.

     (b)          Reports on Form 8-K:
                  None

     (c) See (a) (3) above for all exhibits filed herewith and the Exhibit Index above.

     (d)          No financial statements required by  Regulation
                  S-X were excluded from materials delivered to shareholder.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL YOGURT COMPANY         Dated:  January __, 1996


By:
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  ____________________             Dated:  January __, 1996
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


By:  ____________________             Dated:  January __, 1966
     David J. Hanna
     Director


By:  ____________________             Dated:  January __, 1996
     James S. Hanna
     Director


By:  ____________________             Dated:  January __, 1996
     Carl G. Behnke
     Director


By:  ____________________             Dated:  January __, 1996
     William J. Rush
     Director


By:  ____________________             Dated:  January __, 1996
     Roger Olson
     Controller

    No annual report or proxy material has been sent to security holders as of the date hereof. Such annual report and proxy material will be furnished to security holders subsequent to the filing of this report on Form 10-K. Copies of the definitive version of such materials shall be furnished to the Commission when they are sent to security holders.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the Registrant's articles of incorporation, or otherwise, the Registrant has been advised that in opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) as asserted by such director, officer or controlling person in connection with securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1993 and will be governed by the final adjudication of such issue.

                     FINANCIAL STATEMENTS AND REPORT
                        OF INDEPENDENT CERTIFIED
                           PUBLIC ACCOUNTANTS

                      INTERNATIONAL YOGURT COMPANY

                        OCTOBER 31, 1995 AND 1994

                         International Yogurt Company
                                  Appendix A
                        Index to Financial Statements

The following financial statements of International Yogurt Company and related reports of independent accountants are included at Item 8 and Item 14(a)(1):

                                                                Page
Report of Independent Accountants - Grant Thornton LLP           A-1

Report of Independent Accountants - Price Waterhouse LLP         A-2

Balance Sheets at October 31, 1995 and 1994                      A-3

Statements of Operations for the years ended October 31, 1995,
    1994 and 1993                                                A-4

Statement of Shareholders' Equity for the years ended
    October 31, 1995, 1994, and 1993                             A-5

Statements of Cash Flows for the years ended October 31, 1995,
    1994 and 1993                                                A-6

Notes to the Financial Statements                         A-7 - A-16


No financial statement schedules are included in Item 14(a)(2) as no required schedules are applicable to International Yogurt Company for the year ended October 31, 1995.


              Report of Independent Certified Public Accountants


Board of Directors and Shareholders
International Yogurt Company

We have audited the balance sheet of International Yogurt Company as of October 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of International Yogurt Company as of October 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON, LLP
Portland, Oregon
January 10, 1996





January 29, 1996




                         Report of Independent Accountants

To the Board of Directors and Shareholders of International Yogurt Company

In our opinion, the balance sheet and the related statements of operations, of shareholders' equity and of cash flows as of and for each of the two years in the period ended October 31, 1994 present fairly, in all material respects, the financial position, results of operations and cash flows of International Yogurt Company as of and for each of the two years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of International Yogurt Company for any period subsequent to October 31, 1994.

Sincerely,

PRICE WATERHOUSE LLP



Portland, Oregon
January 13, 1995

                         International Yogurt Company
                               BALANCE SHEETS
                                 October 31,
                                                  1995          1994
             ASSETS
Current assets
 Cash and cash equivalents                   $  318,535    $  336,894
 Trade accounts receivable, net of allowance
  for doubtful accounts of $14,237 in 1995
  and $13,091 in 1994                           873,191       908,303
 Inventories                                  1,554,625     1,434,334
 Equipment held for resale                       28,220        45,840
 Other current assets                           102,012       198,704

       Total current assets                   2,876,583     2,924,075

Fixed assets, net                             1,839,860     1,810,475
Deferred tax asset                              125,000          -
Intangible and other long-term assets, net      195,273       218,637

                                             $5,036,716    $4,953,187

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Note payable to bank                        $1,089,920    $1,146,537
 Current portion of long-term debt               68,879        84,149
 Current obligations under capital leases        30,715        58,835
 Accounts payable                               813,309       934,039
 Other accrued liabilities                       75,952       119,730

       Total current liabilities              2,078,775     2,343,290

Long-term debt payable to related parties
 and others, less current portion               144,385       187,900
Long-term obligations under capital leases      134,113       106,922

       Total liabilities                      2,357,273     2,638,112

Commitments                                        -             -

Shareholders' equity
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued and outstanding   -             -
 Common stock, no par value, 30,000,000 shares
  authorized, 2,192,043 and 2,167,043 issued
  and outstanding                             4,597,498   4,538,014
 Accumulated deficit                         (1,918,055) (2,222,939)

       Net shareholders' equity               2,679,443     2,315,075

                                             $5,036,716    $4,953,187


The accompanying notes are an integral part of these statements.

                         International Yogurt Company
                           STATEMENTS OF OPERATIONS
                        For the year ended October 31,


                                             1995        1994        1993

Yogurt sales                           $7,447,096  $6,911,252  $6,387,989

Cost of yogurt sales
   Manufacturing                        3,821,721   3,592,708   3,289,598
   Transportation and cold storage      1,273,359   1,192,545   1,006,045

                                        5,095,080   4,785,253   4,295,643

     Gross profit                       2,352,016   2,125,999   2,092,346

Selling and marketing expenses          1,012,438     940,279     896,711
General and administrative expenses     1,026,758     997,768     902,917

     Income from operations               312,820     187,952     292,718

Other income (expense)
   Interest income                          8,769       7,918       6,158
   Interest expense                      (134,724)   (119,901)   (154,853)
   Other, net                              (3,747)    (14,081)     31,078

     Income before income taxes
     and extraordinary item               183,118      61,888     175,101

Provision for income taxes
   Current expense                         (3,234)        -       (59,000)
   Deferred benefit                       125,000         -           -

                                          121,766         -       (59,000)

     Income before extraordinary item     304,884      61,888     116,101

Extraordinary item - utilization of net
   operating loss carryforwards              -            -        59,000

     Net income                         $ 304,884    $ 61,888   $ 175,101

Income per share
   Before extraordinary item            $     .14    $    .03   $     .04
   From extraordinary item                   -           -            .03

     Net income per share               $     .14    $    .03   $     .07

Weighted average number of shares
   outstanding                          2,177,349   2,290,667   2,004,660


The accompanying notes are an integral part of these statements.

                                      International Yogurt Company
                                   STATEMENT OF SHAREHOLDERS' EQUITY

                                                                  Net
            Preferred Stock     Common    Stock   Accumulated
Shareholders'
            Shares   Amount     Shares   Amount      Deficit    Equity

Balance at November 1, 1992
            69,333  $260,000 1,802,467  $3,412,912  $(2,433,926)$1,238,986
Net income
              -         -         -           -         175,101    175,101
Repurchase of outstanding shares
              -         -       (3,180)     (5,565)        -
(5,565)
Stock options exercised
              -         -      105,000     239,951         -       239,951
Debentures converted to common stock
              -         -       52,727     260,268         -       260,268
Preferred stock converted to common stock
           (60,333) (226,250)   60,333     226,250         -          -
Preferred stock dividends
              -         -         -           -         (26,002)
(26,002)

Balance, October 31, 1993
             9,000    33,750 2,017,347   4,133,816   (2,284,827) 1,882,739

Net income
              -         -         -           -          61,888     61,888
Stock options exercised
              -         -      128,700     309,714         -       309,714
Debentures converted to common stock
              -         -       11,996      60,734         -        60,734
Preferred stock converted to common stock
            (9,000)  (33,750)    9,000      33,750         -          -

Balance, October 31, 1994
              -         -    2,167,043   4,538,014   (2,222,939) 2,315,075

Net income
              -         -         -           -         304,884    304,884
Stock options exercised
              -         -       25,000      59,484         -        59,484

Balance, October 31, 1995
              -   $     -    2,192,043  $4,597,498  $(1,918,055)$2,679,443






The accompanying notes are an integral part of this statement.

                         International Yogurt Company
                           STATEMENTS OF CASH FLOWS
                        For the year ended October 31,

                                                 1995       1994      1993
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
    Net income                               $304,884   $ 61,888  $175,101
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
       Depreciation and amortization          246,382    208,799   206,969
       Loss on sale of equipment                3,747       -         -
       Deferred taxes                        (125,000)      -         -
       Change in assets and liabilities
       Accounts receivable                   35,112   (291,288)  (55,957)
       Other receivables                       -          -      105,045
       Inventories                         (120,291)  (248,388)  (18,659)
       Other current assets                  96,692    (23,615)   (9,361)
       Other long-term assets                  -       (32,600)     -
       Accounts payable                    (120,730)   288,279  (226,624)
       Other accrued liabilities            (43,778)    24,052    37,643

          Net cash provided by (used in)
            operating activities              277,018    (12,873)  214,157

Cash flows from investing activities
  Proceeds from sale of equipment             1,530     16,000     1,000
  Expenditures for plant and equipment     (175,310)  (332,871) (216,717)

        Net cash used in investing
          activities                       (173,780)  (316,871) (215,717)

Cash flows from financing activities
    Net increase (decrease) in note
     payable to bank                          (56,617)   218,537    47,492
    Proceeds from issuance of long-term debt     -        85,000    76,862
    Principal payments on long-term debt
    and capital lease obligations           (121,230)  (238,071) (235,277)
    Dividends paid on preferred stock           -          -      (26,002)
    Conversion costs related to the
     conversion of debt                         -          -      (29,732)
    Stock options exercised                    56,250    309,714   234,386

          Net cash provided by (used in)
            financing activities             (121,597)   375,180    67,729

          Net increase (decrease) in cash
            and cash equivalents              (18,359)    45,436    66,169

Cash and cash equivalents, beginning of year  336,894    291,458   225,289

Cash and cash equivalents, end of year       $318,535   $336,894  $291,458

The accompanying notes are an integral part of these statements.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS



NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Yogurt Company (the Company) was incorporated on January 14, 1977 in the state of Oregon. The Company produces frozen yogurt products and markets them primarily under the name "YO CREAM". The Company's products are also marketed by Norpac Foods, Inc. and Norpac Foods Sales under the terms of a marketing agreement. Sales are made throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores,restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

1. Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with an original maturity of less than ninety days.

2. Inventories

Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on average production costs for finished goods.

3. Fixed Assets

Fixed asset are stated at cost. Expenditures for replacements and improvements are capitalized, and expenditures for repairs and maintenance and routine replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. Depreciation is provided for in amounts to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leasehold improvements are amortized over the life of the lease or the service life of the improvement, whichever is shorter. The estimated lives used in calculating depreciation and amortization are:

       Plant equipment                                25 years
       Office equipment and furnishings               10 years
       Leasehold improvements                       5-10 years

4. Income Taxes

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of the new standard changed the Company's method of accounting for income taxes from the deferred
                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS


NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Continued

method under Accounting Principles Board Opinion No. 11 (APB 11), to an asset and liability approach. Previously, the Company deferred the tax effects of timing differences between financial reporting and taxable income. Under the new asset and liability approach, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company elected not to retroactively apply the new standard to prior years but, instead, to show the entire effect of the accounting change, which was insignificant, in fiscal year 1994.

5. Statement of Cash Flows

The Company made cash interest payments of $124,802, $138,269, and $138,289 for the years ended October 31, 1995, 1994 and 1993, respectively. No income taxes have been paid during these periods.

During 1994 and 1993, respectively, debentures aggregating $60,734 and $260,268, net of related deferred bond costs, and preferred stock aggregating $33,750 and $226,250 were converted into common stock. In 1995 and 1994, the Company acquired $61,516, and $131,547, respectively, of plant and improvements by entering into additional capital lease obligations. All of these noncash transactions have been excluded from the accompanying statement of cash flows.

6. Significant Estimates

In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

At October 31, 1995, the deferred tax asset valuation account of $997,000 is based on management's expectation that profitability will continue; however, it is uncertain that the level of profitability will be sufficient to consider it more likely than not that all of the net operating loss carryforwards will be utilized.

7. Income Per Share

Income per share is computed based on the weighted average number of shares of common stock outstanding, including common stock equivalents, during the period of computation. Dividends on preferred stock are deducted from income in computing income per share.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

8. Reclassifications

Certain balances in the 1994 financial statements have been reclassified to conform with the current year presentation. These reclassifications do not affect the previously reported results of operations or shareholders' equity.


NOTE B - INVENTORIES

Inventories consist of the following at October 31,:

                                             1995           1994

    Finished goods                        $1,169,073    $1,037,977
    Raw materials                            149,824       150,339
    Packaging materials and supplies         235,728       246,018

                                           $1,554,625    $1,434,334




NOTE C - FIXED ASSETS

Fixed assets consist of the following at October 31,:

                                             1995          1994

    Plant equipment                       $2,248,502    $1,889,718
    Office equipment and furnishings         132,280       241,648
    Leasehold improvements                   597,556       580,634
    Construction in process                   30,312       115,511
                                           3,008,650     2,827,511
    Less accumulated depreciation
      and amortization                     1,168,790     1,017,036

                                          $1,839,860    $1,810,475

Fixed assets at October 31, 1995 and 1994 include assets held under capital leases aggregating approximately $193,000 and $388,000, with related accumulated amortization of approximately $17,000 and $163,000, respectively. Depreciation and amortization of the Company's fixed assets aggregated $200,991, $198,058, and $189,348 for the years ended
October 31, 1995, 1994, and 1993.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

Intangible assets consists of the following at October 31,:

                                           Period of
                                         Amortization      1995      1994

    Trademarks (principally "YO CREAM")    25 years    $250,026  $248,823
    Less accumulated amortization                       (87,353)  (62,786)

                                                       $162,673  $186,037

As of October 31, 1995 and 1994, the Company had made a $32,600 deposit related to the lease of its production and office facility which is included in intangibles and other long-term assets in the accompanying balance sheet.


NOTE E - NOTE PAYABLE TO BANK

The Company has a demand bank line of credit which permits borrowing of up to $1,500,000, limited to qualified receivables and inventories. At October 31, 1995, qualified receivables and inventories limited the available line of credit to $1,226,645. Borrowings are collateralized by accounts receivable and inventories and bear interest at the basic commercial lending rate plus 1% and .75% for 1995 and 1994, respectively (9.75% at October 31, 1995 and 8.8% at October 31, 1994). Borrowings under the line aggregated $1,089,920 and $1,146,537 at October 31, 1995 and 1994, respectively.

Under the terms of the line of credit, the Company is required to maintain certain financial parameters including minimum working capital, minimum tangible net worth and minimum debt-to-worth ratio. In addition, the Company is required to retain 40% of future net earnings after tax, which approximates $150,000 at October 31, 1995.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS


NOTE F - LONG-TERM DEBT

 Long-term debt consists of the following at October 31,:

                                                        1995        1994
    Note payable to Norpac, beginning with August
      1995 payable in monthly installments of
      $5,000, plus interest at 8%, collateralized
      by accounts receivable and inventory,
      subordinated to bank note, balance
      due June 1997                                 $140,000    $180,000

    Industrial development loan, payable in
      monthly installments of $1,202 through
      April 2002, including interest at 8%,
      collateralized by certain equipment             73,264      81,118

    Notes payable                                       -         10,931
                                                     213,264     272,049

    Less portion due within one year                  68,879      84,149

                                                    $144,385    $187,900

 The principal portion of long-term debt is payable as follows:

    Year ending
    October 31,

       1996                                   $ 68,879
       1997                                     89,616
       1998                                     11,320
       1999                                     11,354
       2000                                     12,297
       Thereafter                               19,798

                                              $213,264

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS


NOTE G - CAPITAL LEASE OBLIGATIONS

The Company leases various equipment under capital lease agreements. Future minimum lease payments as of October 31, 1995 are:

    Year ending
    October 31,

       1996                                             $ 45,367
       1997                                               45,367
       1998                                               44,980
       1999                                               52,203
       2000                                               15,987

    Total minimum lease payments                         203,904

    Less amount representing interest                     39,076

    Present value of minimum lease payments              164,828

    Less current portion                                  30,715

    Long-term portion                                   $134,113


 NOTE H - EMPLOYEE BENEFIT PLANS

 The Company has a 401(k) Employee Savings Plan and Trust which allows the Company to make contributions to the Plan on behalf of eligible employees. The Company's contributions to the Plan were approximately $7,500, $8,900 and $8,700 during the years ended October 31, 1995, 1994 and 1993, respectively. Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this Plan.


NOTE I - STOCK OPTION PLANS

The Company has reserved 400,000 shares of its common stock pursuant to a nonqualified Stock Option Plan (the Plan) for key employees. The Plan provides for the granting of options to purchase shares of common stock at a price not less than 85% or more than 100% of the fair market value per share as of the date of the grant. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. Options expire no later than five years from the date of grant unless employment is terminated prior to that time. In the case of
                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

NOTE I - STOCK OPTION PLANS - Continued

termination of employment for any reason other than death or disability, the option must be exercised within 90 days of termination or be forfeited.

All options have been granted with an exercise price equal to the fair market value of the Company's common stock on the effective grant date. A summary of option transactions relating to the Stock Option Plan for key employees follows:

                                                       Exercise price
                                                         per share
                                         Shares              of
                                      under option      Common Stock
    Balance, November 1, 1992              194,250         $2.25-5.00
      Granted                              181,500          2.50-4.44
      Exercised                            (80,000)         2.25-2.50
      Expired                              (17,250)         2.25-5.00

    Balance, October 31, 1993              278,500          2.25-5.00
      Granted                               41,500               4.00
      Exercised                           (103,700)         2.25-3.37
      Expired                               (4,000)              3.37

    Balance, October 31, 1994              212,300          2.25-4.44
      Exercised                             (5,000)              2.25
      Expired                              (34,500)              2.25

    Balance, October 31, 1995              172,800          2.50-4.44

    Exercisable at October 31, 1995        172,800

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

In October 1990, the Company's Board of Directors adopted a nonqualified Stock Option Plan for directors who are nonemployees and has reserved 150,000 shares of common stock for issuance pursuant to this Plan. Based on the terms of the Plan, options are to be granted to each director at the fair market value of common stock on the grant date in October of each year. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option.

A summary of option transactions relating to the Stock Option Plan for directors who are nonemployees follows:
                                                       Exercise price
                                                          per share
                                         Shares              of
                                      under option      Common Stock
    Balance, November 1, 1992               90,000         $1.54-2.25
      Granted                               20,000               8.00
      Exercised                            (25,000)         1.54-2.25
      Expired                              (10,000)         1.54-2.00

    Balance, October 31, 1993               75,000          1.54-8.00
      Granted                               30,000               3.75
      Exercised                            (25,000)         1.54-2.25

    Balance, October 31, 1994               80,000          1.54-8.00
      Granted                               15,000               2.31
      Exercised                            (20,000)              2.25

    Balance, October 31, 1995               75,000          1.54-8.00

    Exercisable at October 31, 1995         75,000

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

In January 1994, the Company's Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and has reserved 200,000 shares of common stock for issuance pursuant to this Plan. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                                       Exercise price
                                                         per share
                                         Shares              of
                                      under option      Common Stock
    Balance, October 31, 1993
      Granted                             30,000             $8.12

    Balance, October 31, 1994             30,000              8.12
      Granted                             61,000              2.12

    Balance, October 31, 1995             91,000        $2.12-8.12

    Exercisable at October 31, 1995       30,000


NOTE J - SHAREHOLDERS' EQUITY

In June 1991, the Company authorized 5,000,000 shares of preferred stock, of which 164,000 were authorized as Series A preferred stock. Effective October 31, 1991, certain holders of the Company's convertible subordinated debentures elected to convert the debentures into 69,333 shares of Series A convertible preferred stock. During fiscal years 1993 and 1994, holders of the Series A convertible preferred stock converted 60,333 and 9,000 shares, respectively, into shares of the Company's common stock at a conversion price of $3.75 per share. As of October 31, 1994, all of the Series A Preferred Stock ceased to be designated as such. The convertible preferred shares were entitled to annual dividends of 10% which were required to be declared and paid quarterly. Dividends of $19,516 were declared and paid during 1992. Dividends of $26,002, representing dividends for the fourth quarter of fiscal 1992 and all of fiscal 1993, were declared and paid during 1993. No dividends were declared or paid in fiscal 1994 or 1995.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

NOTE K - OTHER INCOME

During 1993, one of the Company's freezer units was damaged during a power outage. This freezer unit had no carrying value and was replaced by a new freezer unit with a value of approximately $65,000. This replacement was covered entirely by insurance proceeds. The new freezer was recorded in net fixed assets in the accompanying balance sheet with a value of approximately $65,000, and the approximate $65,000 basis difference between the new and the replaced freezer was recognized by the Company as a gain. This gain is included in other income, net, in the accompanying statement of operations for fiscal 1993.



NOTE L - INCOME TAXES

Under the provisions of FAS 109, the utilization of the Company's net operating loss carryforwards substantially eliminated the provision for income taxes for the years ended October 31, 1995 and 1994. During the year ended October 31, 1993, the Company utilized net operating loss carryforwards to offset taxable income. Under the provisions of APB 11, the provision for income taxes for the year ended October 31, 1993 consisted of a charge in lieu of income taxes. Utilization of net operating loss carryforwards for the year resulted in an extraordinary credit equal to the charge in lieu of income taxes.

The Company provided for income taxes at an effective rate of 1.8%, 0%, and 33.7% for the years ended October 31, 1995, 1994 and 1993. The effective tax rate differed from the statutory federal tax rate due to the following:
                                                   Year ended October 31,
                                                 1995      1994      1993

    Statutory federal tax rate (graduated)       29.9%     16.9%     29.7%
    State taxes, net of federal benefit           4.6       6.0       4.0
    Utilization of net operating
      loss carryforwards                        (32.7)    (22.9)       -

                                                  1.8%       - %     33.7%

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

NOTE L - INCOME TAXES - Continued

Deferred tax assets (liabilities) consist of the following at October 31,:

                                                  1995          1994

    Allowance for doubtful accounts         $    5,000    $    5,000
    Inventory                                   24,000        13,000
    Net operating loss carryforwards         1,200,000     1,470,000

    Gross deferred tax assets                1,229,000     1,488,000
    Deferred tax asset valuation allowance    (997,000)   (1,339,000)

    Net deferred tax asset                     232,000       149,000

    Other current assets                          -           (7,000)
    Property, plant and equipment             (107,000)     (142,000)

    Gross deferred tax liabilities            (107,000)     (149,000)

    Net noncurrent deferred tax asset       $  125,000    $     -


At October 31, 1995, the Company had net operating loss carryforwards aggregating approximately $3,477,000, which may be used to offset taxable income, if any, in future years. The net operating loss carryforwards expire from 2001 through 2010. The annual utilization of these carryforwards may be limited if the Company undergoes an ownership change as defined by the Internal Revenue Code.

The net operating loss carryforwards include deductions aggregating approximately $960,000 resulting from the exercise of certain employee stock options. For financial reporting purposes, any future reduction in income tax obligations realized from utilizing these deductions will be credited to common stock.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

NOTE M - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED
PARTIES

During fiscal 1994, the Company entered into a 15 year operating lease agreement for its production and office facilities with a company owned by the Company's chief operating officer and its president (both of whom are also shareholders of the Company) and other shareholders of the Company.

Minimum lease payments required under the related party and several equipment operating leases are as follows:

    Year ending
    October 31,

      1996                                           $  115,787
      1997                                              113,140
      1998                                              121,140
      1999                                              119,655
      2000                                              119,200
      Thereafter                                      1,210,400

                                                     $1,799,322

Operating lease expense under the related party lease for the years ended October 31, 1995, 1994 and 1993 approximated $103,000, $34,400 and $0, respectively. Lease expense, exclusive of related parties, was approximately $21,000, $58,600 and $90,000 for the years ended October 31, 1995, 1994, and 1993. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statement of operations.


NOTE N - COMMITMENTS AND RELATED PARTY TRANSACTIONS

In September 1987, the Company entered into a marketing agreement with Norpac Foods, Inc. and Norpac Foods Sales (collectively referred to as Norpac). Under the terms of the agreement, Norpac serves as the Company's broker and exclusive sales agent for selling "YO CREAM" to institutional food service customers, subject to certain exceptions, in the United States. The Company has access to Norpac's customer list and uses Norpac's brokers, warehouses and truck fleet to distribute its products. Norpac fulfills the functions of order taking, invoicing, credit qualifying and collecting for the Company's sales of "YO CREAM" to institutional food service customers, subject to certain exceptions. Norpac's brokerage fees and commissions are based on a percentage of sales as stated in the agreement. Such brokerage fees and commissions total approximately $426,000, $482,000 and $538,000 for the years ended October 31, 1995, 1994 and 1993, respectively. Additionally, prior to 1995, Norpac was responsible for essentially all of the Company's marketing and advertising.
                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS


NOTE N - COMMITMENTS AND RELATED PARTY TRANSACTIONS - Continued

For the years ended October 31, 1995, 1994 and 1993, advertising expense through Norpac aggregated approximately $183,000, $381,000 and $293,000, respectively. All brokerage fees, commissions and advertising expenses are included in selling and marketing expenses in the accompanying statement of operations. The marketing agreement may be terminated by the Company if Norpac fails to meet certain agreed upon sales goals established annually by mutual consent. At October 31, 1995 and 1994, Norpac held approximately 5% of the Company's outstanding shares of common stock and has a note receivable of $140,000 and $180,000, respectively, due from the Company. At October 31, 1995, accounts receivable include approximately $189,000 receivable from Norpac, and accounts payable include approximately $192,000 payable to Norpac; at October 31, 1994, such amounts were $169,000 and $167,000, respectively.


NOTE O - MAJOR CUSTOMERS

Revenues derived from the Company's two largest customers are presented as percentages for total annual revenues as follows:
                                                 Year ended October 31,
                                               1995      1994      1993

    Customer A                                   32%       29%       25%
    Customer B                                   10        12         9


                                                 42%       41%       34%



NOTE P - FOURTH QUARTER ADJUSTMENT

During the fourth quarter of fiscal 1994, the Company conducted a study and analysis of its production costs. As a result of such study, the Company recorded a $120,000 decrease in the carrying value of its finished goods inventories as of October 31, 1994, with a corresponding increase in previously estimated cost of yogurt sales for the year ended October 31, 1994.

                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS


NOTE Q - RECENT ACCOUNTING STANDARD

During 1995, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Upon future adoption of this statement, the Company anticipates electing to continue to apply the accounting provision for APB Opinion 25 with disclosure of the required proforma amounts. Accordingly, the only impact expected by management on the company's future financial statements will be additional disclosures required by the new standard.