Form 10-Q
period 1996-01-31
INTERNATIONAL YOGURT CO
filed 1996-03-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 31, 1996.

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

  Class:  Common stock outstanding at
  January 31, 1996:   2,188,043 shares

               INTERNATIONAL YOGURT COMPANY

      CONTENTS

                                                                  Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                 3 - 6

     Balance Sheet as of January 31, 1996,                           3
     (unaudited) and October 31, 1995

     Statements of Operations for the                                4
     Three Months  ended January 31, 1996
     (unaudited) and 1995 (unaudited)

     Statements of Cash Flows for the                                5
     Three Months ended January  31,1996
     (unaudited) and 1995 (unaudited)

                Notes to Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of            7 - 8
              Financial Condition and Results of
              Operations


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                      9

     Item 2.  Changes in Securities                                  9

     Item 3.  Defaults upon Senior Securities                        9

     Item 4.  Submission of Matters to a Vote of                     9
              Security Holders

     Item 5.  Other Information                                      9



SIGNATURES                                                          10

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                INTERNATIONAL YOGURT COMPANY
                      BALANCE SHEET

                                         January  31,       October 31,
                                             1996              1995
     ASSETS                               (unaudited)
Current assets:
    Cash and cash equivalents             $  239,842         $ 318,535
    Accounts receivable                      650,683           873,191
    Inventories                            1,496,408         1,554,625
    Equipment held for resale, net            23,815            28,220
    Other current assets                     120,220           102,012
       Total current assets                2,530,968         2,876,583

Plant and equipment                        1,801,195         1,839,860
Deferred tax asset                           125,000           125,000
Intangible and other assets                  192,771           195,273
                                          $4,649,934        $5,036,716

     LIABILITIES
Current liabilities:
Note payable to bank                      $ 1,051,024      $ 1,089,920
Current portion of long-term debt              69,058           68,879
Current portion capital lease                  31,421           30,715
Accounts payable                              535,061          813,309
Other accrued liabilities                     128,257           75,952
       Total current liabilities            1,814,821        2,078,775

Notes and contracts payable,
  portion due after one year                  127,052          144,385
Long term obligations under
  capital lease                               126,439          134,113
       Total liabilities                  $ 2,068,312      $ 2,357,273

     SHAREHOLDERS' EQUITY
Common stock, nor par value,
  30,000,000 shares authorized;
  2,188,043 and 2,192,043 shares
  issued and outstanding                    4,589,279        4,597,498
  Accumulated deficit                      (2,007,657)      (1,918,055)
                                            2,581,622        2,679,443
       Total liabilities and
           stockholder's equity           $ 4,649,934       $5,036,716

                The accompanying notes are an integral part
                       of the financial statements.
                          INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                  THREE MONTHS ENDED
                                     January  31,


                                              1996             1995

Yogurt sales                               $1,423,621       $1,512,735

Costs of yogurt sales:
    Manufacturing                             754,679          813,529

Transportation and
     warehousing                              252,149          293,447
                                            1,006,828        1,106,976

Gross Profit                                  416,793          405,759

Selling and marketing
     expenses                                 253,783          232,601

General and administrative
     expenses                                 224,982          214,836

     Loss from operations                    $(61,972)       $ (41,678)

Other income (expenses):

     Interest income                            3,298            2,378
     Interest expense                         (30,928)         (35,814)
                                              (27,630)         (33,436)

Net Loss                                    $ (89,602)       $ (75,114)

Net Loss per share                          $    (.04)       $    (.03)

Weighted average number of shares
     outstanding                             2,191,374        2,167,043

                 The accompanying notes are an integral part
                         of the financial statements.

                         INTERNATIONAL YOGURT COMPANY
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                              FOR THE THREE MONTHS ENDED

Cash flows from operating activities:     January 31, 1996  January 31,1995

     Net Income (loss)                        $   (89,602)     $   (75,114)

     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:

     Depreciation and amortization                 60,809           62,397

Changes in current assets and liabilities, net     40,979          180,860

Net cash provided by (used for)
         operating activities                      12,186          168,143

Cash flows from investing activities:
     Additions to plant and equipment             (19,641)         (29,122)
     Proceeds from sale of equipment                   0                0
Net cash provided by (used for)
         investing activities                     (19,641)         (29,122)

Cash flows from financing activities:
    Net increase (decrease) in line of credit     (38,896)        (238,654)
   Net proceeds from insurance/(payments) of
    long term notes, debt, & capital leases, net  (24,123)         (31,203)
       Payments for treasury stock purchases       (8,219)              0

Net cash provided by (used for)
         financing activities                     (71,238)        (269,857)

Net Increase (Decrease) in cash                   (78,693)        (130,836)

Cash and equivalents, beginning of period         318,535          336,894

Cash and equivalents, end of period            $  239,842       $  206,058



                       The accompanying notes are an
                  integral part of the financial statement.
                        INTERNATIONAL YOGURT COMPANY
                       NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1995.


Note B - Inventories

Inventories consist of             January 31,      October 31,
                                        1996             1995

Finished Goods                     $1,159,427       $ 1,169,073
Raw Materials                         114,181           149,823
Packaging Materials & Supplies        222,800           235,729
                                  $ 1,496,408       $ 1,554,625


Note C - Dividends

None.

Note D - Earnings per share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The Company's revenues from yogurt sales decreased 5.9% to $1,423,621 for the three month period ending January 31, 1996 from $1,512,735 for the same period ending January 31, 1995. This decrease was primarily due to unusually severe weather conditions experienced throughout most of the United States resulting in a temporary decrease in demand for frozen yogurt products.

Cost of yogurt sales during the first quarter of 1996 was $1,006,828 compared to $1,106,976 during the same period in 1995. The company's gross margin on yogurt sales increased to 29.2% during the three months ended January 31, 1996 compared to 26.8% for the first quarter of 1995.
The improvement was due primarily to inventory control and contributions from co-packing.

General and administrative expenses were $224,892 and $214,836 for the first three months of fiscal 1996 and 1995, respectively. This $10,056 increase from 1995 (4.7%) is due primarily to inflationary factors. As a percentage of sales, these amounts represented 15.8% and 14.2% for those periods, respectively. The Company's general and administrative expenses are predominately fixed in nature and do not vary in direct relation to sales levels. With the decreased sales mentioned above, general and administrative expenses as a percent of sales rose accordingly.

Selling and marketing expenses were $253,783 and $232,601 for the first three months of fiscal 1996 and 1995, respectively. As a percentage of sales, these amounts represented 17.8% and 15.4% respectively. This increase reflects the Company's expanded marketing efforts in several key market sectors which management believes will yield positive results.

The net loss for the first fiscal quarter was $89,602 compared to a loss of $75,114 for the same fiscal quarter the previous year. The company has historically experienced seasonal sales declines and corresponding losses for the first three months ending January 31. Management believes that operating results will follow the same trend as last year with increased sales for the last three fiscal quarters more than compensating for the seasonal decline.


Liquidity and Capital Resources.

The company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds. As of January 31, 1996, the Company's total borrowings under its bank line of credit were $1,051,024 at an interest rate of 1% over the basic commercial lending rate. On October 31, 1995, total borrowings were $1,089,920. Borrowings under this line were payable upon demand and limited to 65 percent of eligible accounts receivable and 30 percent of eligible inventory up to an aggregate maximum of $1,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and results of operations, continued


Accounts receivable at January 31, 1996 were $650,683, a 25.5 percent decrease over accounts receivable of $873,191 on October 31, 1995. The decrease is attributable to a decrease in sales normally experienced during the Company's first fiscal quarter. Inventory decreased 3.7 percent to $1,496,408 at January 31, 1996 from $1,554,625 at October 31, 1995 which management considers a normal seasonal adjustment.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months. The bank line of credit is due on June 1, 1996. The Company expects its bank line to be renewed or replaced. In the event that the Company's bank lines were not renewed or replaced, the Company would need to curtail operations substantially, seek additional capital, or both.
PART II.  OTHER INFORMATION

Item 1.   Legal  Proceedings

   The Company is not involved in any material pending legal proceedings, other than non-material legal proceedings occurring in the ordinary course of business.



Item 2.   Changes in Securities

   None.

Item 3.   Defaults Upon Senior Securities

   None.

Item 4.   Submission of Matters to Vote of Security Holders

   None.

Item 5.   Other Information

   None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Registrant:

                        INTERNATIONAL YOGURT COMPANY

Date:     _________________________   By _________________________________
                                         John N. Hanna, Chairman of the
                                         Board and Chief Executive Officer


Date:     _________________________    By__________________________________
                                          Roger Olson,
                                          Principal Financial Officer