Form 10-Q
period 1996-04-30
INTERNATIONAL YOGURT CO
filed 1996-06-17
CIK 821572

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

                Class:  Common stock outstanding at
                        April 30, 1996:   2,188,043 shares

                           INTERNATIONAL YOGURT COMPANY

                                     CONTENTS

                                                                  Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                  3 - 7

       Balance Sheet as of April 30, 1996,                        3
       (unaudited) and October 31, 1995

       Statements of Operations for the                           4
       Three Months  ended April 30, 1996 and 1995
       Six Months ended April 30, 1996 and 1995
       (all unaudited)

       Statements of Cash Flows for the                           5
       Six Months ended April 30, 1996
       and 1995 (all unaudited)

       Notes to Financial Statements                              6 - 7

   Item 2.  Management's Discussion and Analysis of               8 - 9
            Financial Condition and Results of
            Operations


PART II   OTHER INFORMATION

   Item 1.  Legal Proceedings                                     10

   Item 2.  Changes in Securities                                 10

   Item 3.  Defaults upon Senior Securities                       10

   Item 4.  Submission of Matters to a Vote of                    10
            Security Holders

   Item 5.  Other Information                                     10



SIGNATURES                                                        11

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         INTERNATIONAL YOGURT COMPANY
                                 BALANCE SHEETS
                                         April 30,                October 31,
                                             1996                       1995
                   ASSETS                    (unaudited)
Current assets
   Cash and cash equivalents         $    206,239               $    318,535
   Accounts receivable, net               819,481                    873,191
   Inventories                          1,483,199                  1,554,625
   Equipment held for resale, net          26,783                     28,220
   Other current assets                   114,807                    102,012

      Total current assets              2,650,509                  2,876,583

Fixed assets, net                       1,795,716                  1,839,860
Deferred tax asset                        125,000                    125,000
Intangible and other long-term assets,net 196,561                    195,273

                                       $4,767,786                 $5,036,716

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Note payable to bank                $1,142,644                 $1,089,920
   Current portion of long-term debt       69,058                     68,879
   Current obligations under capital lease 31,421                     30,715
   Accounts payable                       635,022                    813,309
   Other accrued liabilities               89,157                     75,952

      Total current liabilities         1,967,302                  2,078,775

Long-term debt payable to related parties
      and others, less current portion    104,855                    144,385
Long term obligations under
      capital lease                       118,623                    134,113

         Total liabilities              2,190,780                  2,357,273

Commitments                                  _                          _

Shareholders' equity
   Common stock, nor par value,
      30,000,000 shares authorized;
      2,188,043 and 2,192,043 shares
      issued and outstanding            4,589,279                  4,597,498
   Accumulated deficit                 (2,012,273)                (1,918,055)

      Net shareholders' equity          2,577,006                  2,679,443

                                       $4,767,786                 $5,036,716

The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL YOGURT COMPANY
                    STATEMENTS OF OPERATIONS
                            (unaudited)


                               Three months ended            Six months ended
                                     April 30,                   April 30,

                                1996        1995           1996          1995

Yogurt sales                $1,831,745  $1,712,740      $3,255,367   3,225,475

Cost of yogurt sales
   Manufacturing               911,128     865,525       1,665,805   1,694,179
   Transportation and
   warehousing                 293,093     275,613         545,242     569,060

      Gross profit             627,524     571,602       1,044,320     962,236

Selling and marketing
   expenses                    262,405     266,161         516,191     483,633

General and administrative
   expenses                    224,473     229,397         449,457     444,237

Unusual expenses               114,527        -             114,527        -

      Income (loss) from
      Operations                26,119      76,044         (35,855)     34,366

Other income (expenses)
   Interest income               2,489       2,005           5,787       4,383

   Interest expense            (33,222)    (31,834)        (64,150)    (67,648)

      Other, net               (30,733)    (29,829)        (58,363)    (63,265)

Income (loss) before taxes      (4,614)     46,215         (94,218)    (28,899)

Provision for income taxes        -           -               -            -


Net income (loss)           $   (4,614)  $  46,215      $ (94,218)    $(28,899)

Net income(loss)per share   $     -      $     .02      $    (.04)    $   (.01)

Weighted average number of
   shares outstanding        2,188,043   2,112,663       2,189,709    2,112,663


The accompanying notes are an integral part of the financial statements.

                          INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                For the six months ended April 30, 1996 and 1995


                                                        1996              1995

Cash flows from operating activities:
Net (loss)                                       $   (94,218)      $   (28,899)

Adjustments to reconcile net
(loss) to net cash provided by
operating activities:
   Depreciation                                      121,376           116,132
   Changes in current assets and liabilities, net    (56,350)           46,073

Net cash provided by (used for) operating activities (29,192)          133,306

Cash flows from investing activities:
   Additions to plant and equipment                  (73,474)          (86,563)


Net cash used for investing activities               (73,474)          (86,563)


Cash flows from financing activities:
   Net increase (decrease) in line of credit          52,724          (144,296)
   Principal payments on long term debt
     and capital leases                              (54,135)          (32,900)
   Payments for treasury stock purchases              (8,219)               -

Net cash used for financing activities                (9,630)         (177,196)

Net decrease in cash                                (112,296)         (130,453)

Cash and equivalents, beginning of period            318,535           336,894

Cash and equivalents, end of period               $  206,239        $  206,441




The accompanying notes are an integral part of the financial statement.















                          INTERNATIONAL YOGURT COMPANY
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1995.

Certain expenses have been reclassified to conform to the current year's presentation.


Note B - Inventories

Inventories consist of                 April 30,          October  31,
                                           1996                  1995

Finished Goods                       $1,080,248            $1,169,073
Raw Materials                           136,106               149,823
Packaging Materials & Supplies          266,845               235,729

                                     $1,483,199            $1,554,625

Note C - Dividends

None.

Note D - Unusual Expenses

During the second quarter of 1996, the Company made a provision for certain unusual expenses. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately as an other expense inorder to avoid distorting normal operating results. The provision reduced net earnings by $114,527, or $.05 per share for both the quarter and the six months ended April 30, 1996.

Note E - Earnings per share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The Company's revenues from yogurt sales increased 6.9% to $1,831,745 for the second quarter. Revenues for the six month period ending April 30, 1996 increased 1% to $3,255,367. The increased revenues during the second quarter of 1996 were primarily the result of increased copacking and private label business, as well as increased international sales. Early in the fiscal year, revenues were adversely impacted by the unusually severe weather conditions experienced throughout most of the United States resulting in a temporary decrease in demand for frozen yogurt products.

The company's gross profit margin on yogurt sales increased to 34.3% during the second quarter compared to 33.4% in 1995. The gross margin for the six months ended April 30, 1996 was 32.1% compared to 29.8% for the same period in 1995. The improvements have continued primarily as a result of an increase in sales activity, the contributions from co-packing, production efficiencies, and inventory control.

General and administrative expenses were approximately the same in 1996 compared to 1995. The Company's general and administrative expenses are predominately fixed in nature and do not vary in direct relation to sales levels.

Selling and marketing expenses in the second quarter remained approximately the same as the same period in 1995. Due to the increase in revenues such expenses decreased from 15.5% to 14.3% of revenues. For the six months ended April 30, 1996, these expenses increased slightly from 15% to 15.9% of revenues. This reflects the Company's expanded marketing and sales activity. As a result, for example, the Company has recently been approved by the SYSCO Corporation of Houston, Texas to begin producing single serve four ounce cups of non-fat frozen yogurt, and non-dairy sorbet products under SYSCO's "Cool N' Classy"tm label. These products in five flavors will be available through SYSCO nationwide. The arrangement does not commit SYSCO to specific quantities, but International Yogurt Company expects to begin making shipments to SYSCO within the current quarter.

During the second quarter of 1996, the Company made a provision for certain unusual expenses. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately as an other expense inorder to avoid distorting normal operating results. The provision reduced net earnings by $114,527, or $.05 per share for both the quarter and the six months ended April 30, 1996.

Income from operations increased during the second quarter and for the six months ended April 30, 1996, due to the provision for unusal expenses described above. Were it not for these unusual expenses that did not relate to the current periods, the income from operations in the second quarter of 1996 would have increased $64,602 and reflected an improvement from 4.4% to 7.7% of revenues. The six months would also have been up $44,306 and reflected an improvement from 1.1% to 2.4% of revenues. Management believes that these trends are meaningful. It should be noted that operating results have historically been more positive in the last half of the fiscal year due to the seasonal nature of the Company's business. Manegement expects that this trend of increased sales and corresponding profits will be repeated in the second half of the fiscal year


Liquidity and Capital Resources.

The company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds. As of April 30, 1996, the Company's total borrowings under its bank line of credit were $1,142,644 at an interest rate of 1% over the basic commercial lending rate. On October 31, 1995, total borrowings were $1,089,920. Borrowings under this line are payable upon demand and limited to 65 percent of eligible accounts receivable and 30 percent of eligible inventory up to an aggregate maximum of $1,500,000.

Accounts receivable at April 30, 1996 were $819,481, a 6% decrease over accounts receivable of $873,191 on October 31, 1995. The decrease is primarily attributable to a $60,000 reserve for loss against receivables recognized in prior years for recovery of certain marketing costs. Such reserve is part of the provision for unusual expenses described above.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months. The bank line of credit which is due on June 1, 1996 has been extended for 60 days to allow the Company to update its business plan. The Company expects its bank line to be renewed or replaced. In the event that the Company's bank lines were not renewed or replaced, the Company would need to curtail operations substantially, seek additional capital, or both.
PART II.  OTHER INFORMATION

Item 1.   Legal  Proceedings

 The Company is not involved in any material pending legal proceedings, other than nonmaterial legal proceedings occurring in the ordinary course of business.



Item 2.   Changes in Securities

 None.



Item 3.   Defaults Upon Senior Securities

 None.



Item 4.   Submission of Matters to Vote of Security Holders

   At the Annual Meeting of Shareholders which was held on March 28, 1996, the shareholders elected John Hanna, Dave Hanna, James Hanna, Bill Rush, and Carl Behnke as directors. Each of the five nominees received not less than 1,849,293 votes, or 98% of the shares in person or by proxy and voting. The terms for each director is one year, or until their successor shall have been elected and qualified.



Item 5.   Other Information

 None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Registrant:

                      INTERNATIONAL YOGURT COMPANY



Date:    _________________________   By______________________________
                                       John N. Hanna, Chairman of the
                                       Board, and Chief Executive Officer


Date:    _________________________   By______________________________
                                       Roger Olson, Principal Accounting
                                       Officer