Form 10-Q
period 1996-07-31
INTERNATIONAL YOGURT CO
filed 1996-09-16
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

  (Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 31, 1996.

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

  YES      X           NO

  The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

             Class:  Common stock outstanding at
                     July 31, 1996:    2,188,043      shares

                      INTERNATIONAL YOGURT COMPANY

                               CONTENTS

                                                                 Page
PART I     FINANCIAL INFORMATION:

     Item 1.  Financial Statements                               3 - 7

        Balance Sheet as of July 31, 1996,                           3
        (unaudited) and October 31, 1995

        Statements of Operations for the                             4
        Three Months  ended July 31, 1996 and 1995
        Nine Months ended July 31, 1996 and 1995
        (all unaudited)

        Statements of Cash Flows for the                             5
        Nine Months ended July 31, 1996
        and 1995 (all unaudited)

        Notes to Financial Statements                            6 - 7

     Item 2.  Management's Discussion and Analysis of            8 - 9
              Financial Condition and Results of
              Operations


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                     10

     Item 2.  Changes in Securities                                 10

     Item 3.  Defaults upon Senior Securities                       10

     Item 4.  Submission of Matters to a Vote of                    10
              Security Holders

     Item 5.  Other Information                                     10



SIGNATURES                                                          11

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         INTERNATIONAL YOGURT COMPANY
                                BALANCE SHEETS

                                           July 31,           October 31,
                                             1996                1995
                 ASSETS                  (unaudited)
Current assets
     Cash and cash equivalents         $     340,438        $     318,535
     Accounts receivable, net              1,051,682              873,191
     Inventories                           1,480,227            1,554,625
     Equipment held for resale, net           26,783               28,220
     Other current assets                    144,698              102,012
     Total current assets                  3,043,828            2,876,583

Fixed assets, net                          1,865,633            1,839,860
Deferred tax asset                           125,000              125,000
Intangible and other long-term assets, net   193,990              195,273

                                         $ 5,228,451          $ 5,036,716

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Note payable to bank                $ 1,187,929          $ 1,089,920
     Current portion of long-term debt        74,117               68,879
     Current obligations under capital lease  31,421               30,715
     Accounts payable                        888,928              813,309
     Other accrued liabilities               128,284               75,952
     Total current liabilities             2,310,679            2,078,775
Long-term debt payable to related parties
    and others, less current portion         128,542              144,385
Long term obligations under
    capital lease                            111,022              134,113
          Total liabilities                2,550,243            2,357,273

Shareholders' equity
  Common stock, nor par value,
    30,000,000 shares authorized;
    2,188,043 and 2,192,043 shares
    issued and outstanding;
    52,750 shares subscribed               4,683,254            4,597,498
  Accumulated deficit                     (2,005,046)          (1,918,055)
    Net shareholders' equity               2,678,208            2,679,443

                                         $ 5,228,451          $ 5,036,716

The accompanying notes are an integral part of the financial statements.
                          INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                            Three months ended           Nine months ended
                                 July 31,                    July 31,
                              1996        1995            1996        1995

Yogurt sales            $2,521,312  $2,482,930      $5,776,679  $5,708,405

Cost of yogurt sales
  Manufacturing          1,517,784   1,289,297       3,183,589   2,983,477
  Transportation and
      warehousing          433,861     316,303         979,103     885,363

          Gross profit     569,667     877,330       1,613,987   1,839,565

Selling and marketing
     expenses              285,067     310,018         801,258     730,641
General and administrative
     expenses              254,512     344,421         703,969     851,667
Unusual expenses              -           -            114,527        -

Income (loss)
     from operations        30,088     222,891          (5,767)    257,257

Other income (expenses)
     Interest income         3,278       2,096           9,065       6,479
     Interest expense      (35,308)    (37,708)        (99,458)   (105,356)
     Other, net              9,169      (2,898)          9,169      (2,898)

Income (loss) before taxes   7,227     184,381         (86,991)    155,482

Provision for income taxes     -           -                -          -

Net income (loss)        $   7,227  $  184,381      $  (86,991) $  155,482

Net income (loss) per share$   -    $      .08      $     (.04) $      .07

Weighted average number
  of sharesoutstanding   2,191,011   2,167,043        2,189,977  2,167,043

The accompanying notes are an integral part of the financial statements.

                          INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF CASH FLOWS

                For the nine months ended July 31, 1996 and 1995
                                   (Unaudited)

                                                     1996             1995
Cash flows from operating activities:
Net income (loss)                              $   (86,991)     $   155,482
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
   Depreciation                                    177,239          199,618
   Loss (gain) on sale of equipment                 (9,169)           2,898
   Changes in current assets and liabilities, net  (16,107)        (221,776)

Net cash provided by  operating activities          64,972          136,222


Cash flows from investing activities:
   Proceeds from sale of equipment                   9,169            1,530
   Expenditures for plant and equipment           (203,013)        (169,582)
Net cash used in investing activities             (193,844)        (168,052)

Cash flows from financing activities:
       Net increase (decrease) in line of credit    98,009          (52,677)
   Proceeds from bank equipment financing           45,983              -
   Net proceeds from stock subscriptions            93,975              -
   Payments for treasury stock purchases            (8,219)             -
   Principal payments on long term debt
      and capital leases                           (78,973)         (65,099)
Net cash provided by (used in)
      financing activities                         150,775         (117,776)

Net increase (decrease) in cash and equivalents     21,903         (149,606)

Cash and equivalents, beginning of period          318,535          336,894

Cash and equivalents, end of period             $  340,438       $  187,288


The accompanying notes are an integral part of the financial statement.














                          INTERNATIONAL YOGURT COMPANY
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form
10-K for the year ended October 31, 1995.

Certain expenses have been reclassified to conform to the current year's presentation.


Note B - Inventories

Inventories consist of                  July 31,          October  31,
                                           1996                  1995

Finished Goods                       $1,054,116            $1,169,073
Raw Materials                           156,830               149,823
Packaging Materials & Supplies          269,281               235,729
                                     $1,480,227            $1,554,625

Note C - Dividends

None.

Note D - Common Stock

During the first quarter of 1996, the Company purchased 4,000 shares of common stock on the open market.

During the third quarter of 1996, the Company received $105,500 from subscriptions for 52,750 shares of unregistered common stock through a private placement. The related expenses were $11,525.

Note D - Unusual Expenses

During the second quarter of 1996, the Company made a provision for certain unusual expenses. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately as an other expense in order to avoid distorting normal operating results. The provision reduced net earnings by $114,527, or $.05 per share for the nine months ended July 31, 1996.

Note E - Earnings per share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The Company's revenues from yogurt sales increased 1.5% to $2,521,312 for the third quarter, and increased 1.2% to $5,776,679 for the nine months ended July 31, 1996. The increased revenues during 1996 were primarily the result of increased co-packing and private label business, as well as increased international sales. Early in the fiscal year, revenues were adversely impacted by the unusually severe weather conditions experienced throughout most of the United States resulting in a temporary decrease in demand for frozen yogurt products.

The company's gross profit margin on yogurt sales decreased to 22.6% during the third quarter compared to 35.3% in 1995. The gross margin for the nine months ended July 31, 1996 was 27.9% compared to 32.2% for the same period in 1995.

The reductions in the profit margin have been due to several factors. At the beginning of the year, the Company began an aggressive program to increase its market share. Management considered this strategic because of a realignment occurring in the industry and the related opportunities that were presented. Certain areas of the United States were targeted and pricing strategies resulted in lower margins. In addition the Company has incurred additional costs associated with introducing new products and expanding its business activity in Canada. Since the end of the quarter, the Company has experienced a growth in sales, including increased revenues from certain new products as well as in its Canadian sales.

Other major factors effecting gross margins were the significant increases in ingredients, transportation, and warehousing costs experienced during the year. Milk shortages especially impacted ingredient costs. As a result of the Company's analysis of both market conditions and its costs, the Company has recently increased prices in the food service and certain other segments of its business. This is expected to improve future operating results.

Selling and marketing expenses in the third quarter decreased from 12.5% to 11.3% of revenues. For the nine months ended July 31, 1996, these expenses increased slightly from 12.8% to 13.9% of revenues. This reflects the Company's expanded marketing and sales activity. As a result, for example, the Company in June was approved by the SYSCO Corporation of Houston, Texas to begin producing single serve four ounce cups of non-fat frozen yogurt, and non-dairy sorbet
products under SYSCO's "Cool N' Classy"   label.  These products in five flavors
are available through SYSCO nationwide. The arrangement does not commit SYSCO to specific quantities. International Yogurt Company began making shipments to SYSCO late in the third quarter.

General and administrative expenses decreased from 13.9% to 10.1% of revenues for the quarter, and decreased from 14.9% to 12.2% of revenues for the nine months, reflecting management's efforts to control such expenses.

During the second quarter of 1996, the Company made a provision for certain unusual expenses. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately as an other expense in order to avoid distorting normal operating results. The provision reduced net earnings by $114,527, or $.05 per share in the nine months ended July 31, 1996.

Income from operations decreased during the third quarter due to the pressure to hold sales prices down, aggressive pricing to gain market share, and the increase in certain costs described above. An additional factor impacting the nine month results was the provision for unusual expenses described above.

 Liquidity and Capital Resources.

The Company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds.

During the third quarter of 1996, the Company received $105,500 from subscriptions for 52,750 shares of unregistered common stock through a private placement. The related expenses were $11,525.

As of July 31, 1996, the Company's total borrowings under its bank line of credit were $1,187,929 at an interest rate of 1% over the bank's basic commercial lending rate. On October 31, 1995, total borrowings were $1,089,920. Borrowings under this line are payable upon demand and limited to 65 percent of eligible accounts receivable and 30 percent of eligible inventory up to an aggregate maximum of $1,500,000. The line was renewed in August 1996, and
matures  February 1, 1997.   The bank also approved a $200,000 credit facility
for equipment financing.

Accounts receivable at April 30, 1996 were $1,051,682, a 20.4% increase over accounts receivable at October 31, 1995. The increase is primarily attributable to the higher level of sales in July 1996, as compared to October 1995.

Inventory decreased to $1,480,227 at July 31, 1996, from $1,554,625 at October 31, 1995. This 4.8% decrease is primarily due to management's efforts to reduce consigned and warehouse goods in face of the rising freight and warehousing costs.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months. above. The Company expects its bank line to be renewed or replaced at maturity. In the event that the Company's bank lines were not renewed or replaced, the Company would need to curtail operations substantially, seek additional capital, or both.
PART II.  OTHER INFORMATION

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

 Registrant:

                      INTERNATIONAL YOGURT COMPANY



Date:      September 16, 1996          By    /s/ John N. Hanna
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive Officer


Date:      September 16, 1996          By:   /s/  W. Douglas Caudell
                                            W. Douglas Caudell, Chief Financial
                                            Officer