Form 10-Q/A
period 1996-07-31
INTERNATIONAL YOGURT CO
filed 1996-12-06
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               Form 10-Q/A

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

  INTERNATIONAL YOGURT COMPANY

      CONTENTS

                                                                            Page
PART II   OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K             3



SIGNATURES                                                           3

PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

     A.  Exhibits:

          (1)  Exhibit 27 - Financial Data Schedule is filed herewith.

     B.  Reports on Form 8-K:  - Not applicable




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

                       INTERNATIONAL YOGURT COMPANY



Date:   December 4, 1996   By      /s/ John N. Hanna
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive Officer


Date:   December 4, 1996  By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief Financial
                                            Officer