Form 10-K
period 1996-10-31
INTERNATIONAL YOGURT CO
filed 1997-01-29
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996.

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

                    YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,647,437 at January 22, 1997, based upon the average bid and asked prices of the common stock on that date.

At January 22, 1997 there were 2,233,793 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                        Part of Form 10-K into
Document                                which Incorporated

Portions of Proxy Statement for
1997 Annual Meeting of Shareholders          Part III

                             TABLE OF CONTENTS


PART I                                                      Page

       Item 1.  BUSINESS......................................4
       Item 2.  PROPERTIES...................................14
       Item 3.  LEGAL PROCEEDINGS............................14
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS......................................14



PART II

       Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDERS MATTERS.................15
       Item 6.  SELECTED FINANCIAL DATA......................16
       Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS...............................17
       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA.........................................19
       Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE.......19



PART III

       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT...................................19
       Item 11. EXECUTIVE COMPENSATION.......................19
       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT........................19
       Item 13. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS.................................19



PART IV

       Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K......................19



SIGNATURES...................................................22

                                 PART I

Item 1:  BUSINESS.

General.

      International Yogurt Company (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to its present name. The Company makes, markets and sells frozen yogurt, sorbet, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company markets and sells these products to and through a variety of businesses and outlets, including super-markets, grocery stores, convenience stores, restaurants, hospitals, school district food services, military installations, yogurt shops, fast food chains, discount club warehouses, and other types of outlets. The Company's primary product is YO CREAM frozen yogurt, which is distributed and sold nationwide. The Company also produces SORBET by YO CREAM , and premium, lowfat, or nonfat ice creams. The Company's general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry.

     The YO CREAM brand frozen yogurt and sorbet products produced by the Company constitute only a portion of the relevant frozen dessert industry. The industry produces a diverse range of products, many of which compete directly with the Company's YO CREAM frozen yogurt and sorbet products.
Many types of retail outlets make available to the public the Company's Yo Cream frozen yogurt and sorbet products as well as other manufacturers' frozen yogurt products and frozen dessert items, with many outlets offering competing products of several manufacturers. The retail consumer may obtain the Company's products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to supermarkets and discount club warehouse types of facilities, as well as from many medium-sized businesses. Food service outlets or institutions, such as restaurants, hospitals, and school districts, typically offer frozen yogurt or frozen desserts of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen yogurt and certain other frozen desserts are often viewed as premium products, and are somewhat resistant to finely-tuned price competition. However, larger institutional customers for frozen dessert products often enter into contracts on the basis of price. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

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

Overall Company Mission.

     International Yogurt Company operates within the health oriented frozen dessert, snack, and novelty business. Focus is placed on manufacturing superior quality soft serve and hardpack products (e.g. frozen yogurt, organic, sorbet, etc.) for regional, national, and worldwide foodservice and retail markets. International Yogurt Company's expertise in nationwide distribution, foodservice sales/marketing, R&D (e.g. new product development) and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (e.g. combined efforts with Norpac's nationwide distribution system, Cascadian Farm, etc.). These relationships are developed to increase volume growth and profitability within those markets served by the company. International Yogurt Company's foodservice YO CREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. For companies for which International Yogurt Company manufactures (e.g. Price Costco, Cascadian Farm, Western Family, SYSCO, Weight Watchers, etc.), International Yogurt Company is committed to providing outstanding price/value products that meet their stringent quality standards.

Marketing Strategy.

     The Company's marketing strategy is to build customer brand awareness and loyalty, as well as developing and expanding YO CREAM consumer brand identification, by offering a broad selection of premium frozen yogurt and sorbet products. The Company believes it can achieve greater brand identification and loyalty through advertising the features and benefits of its products, including the successes it has enjoyed in certain competitive taste tests of its frozen yogurt products. The Company also considers the broad distribution of its product critical to sales growth, with its products now available in 49 states. The Company will continue to strive for greater distribution penetration within each of those states.

     On September 8, 1987 the Company entered into a 10-year exclusive marketing agreement with Norpac Foods, Inc. ("Norpac") based in Stayton, Oregon. Under this agreement, as amended, Norpac is the Company's exclusive sales agent, subject to certain exceptions, for the sale of the Company's frozen yogurt and sorbet products to the restaurant and foodservice institutional industry. Norpac is a large food processing and agricultural marketing organization with 40 owned and contractually related plants, a distribution system using 22 warehouses, a private truck fleet and a network of 75 independent food brokers across the United States. The Company expects the contract with Norpac to be renewed, with modifications, during the current fiscal year.

     By August, 1989, the Company ceased the direct sale of its products through Company-owned restaurants. The management of the Company decided that the capital and other resources of the Company should be devoted exclusively to the manufacturing and wholesale business.

     The Company's management also believes that its ability to respond innovatively to and take advantage of changes in the retail, foodservice, and packaging industries will permit greater availability and acceptance of its products. For example, single serving containers are popular with some consumers and sales channels.

     In 1993, the Company began a concerted effort to obtain copacking and private label business. As a result, in July, 1993 the Company announced that it had been approved as a copacker of frozen dairy products for Weight Watchers Food Company, an affiliate of H. J. Heinz Company. Production of the products began in December 1993. The Company was also successful in obtaining a contract to copack the organically grown, All Fruit Sorbet produced for Cascadian Farm, a majority owned subsidiary of Trefoil Natural Foods. In November 1994, Cascadian Farm added to its contract with the Company its organic frozen yogurt and ice cream lines as well. The Company continues to enjoy the above alliances and is currently pursuing additional strategic alliance opportunities for expanding sales and profits.

     In February, 1994, the Company contracted with Western Family Foods, Inc. to distribute and market International Yogurt products in the retail-grocery trade, with products being sold under a Western Family/Yo Cream cobrand. Management believes this entry into the retail grocery trade was a strategic event for the Company. In September 1996, the Company entered into a new agreement with Western Family for co-packing Western Family's own brand of nonfat frozen yogurt hardpack in 1/2 gallon containers.

     In January 1996, the Company entered into a signage/sponsorship agreement with the Oregon Arena Corporation, owner of the Rose Garden Arena in Portland, Oregon. The Rose Garden is the principal home arena for the National Basketball Association franchise for the Portland Trail Blazers professional basketball team. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt, sorbet, and soft serve ice creams within the Arena. The Company has developed a special product called Blazers Swirl, a nonfat combination of non-dairy sorbet and nonfat frozen yogurt that is being featured in the Arena, and will be marketed elsewhere in conjunction with the Company's Yo Cream branded sales through independent retailers.

     In 1996, the Company began a nationwide introduction of 4 oz. single serve cups of nonfat frozen yogurt and non-dairy sorbet products. These products were introduced under the Company's own brand of "Soft Scoop by Yo Cream" and under SYSCO's nationwide "Cool N' Classy " brand. The Company is the only supplier to SYSCO for this product.

     In order to further leverage its distinction as the "Frozen yogurt choice of the Portland Trail Blazers," the Company developed the Blazer Swirl by YO CREAM , a unique hard pack swirl of nonfat vanilla frozen yogurt and sorbet. Packaged in an 8 oz. single-serve cup, sales began in January 1997, and the product is slated for launch in January of 1997 both at the Rose Garden Arena and Texaco Star Marts. Advertising support will include a radio campaign.

     The Company,through its research and development efforts and its marketing strategies, will continue to make known its ability to produce unique high quality and good-for-you products.


Merchandise.

     The Company makes, markets and sells frozen yogurt in premium, lowfat, and nonfat flavors, and non-dairy sorbet in a variety of flavors, as well as ice cream and other frozen desserts. These frozen products are available in both soft serve liquid mix and hard pack forms. As of January 22, 1997, the Company had available for sale the following products and flavors under its own YO CREAM brand name:

YO CREAM                   YO CREAM                    YO CREAM
Premium Soft Serve Mix     Low-fat Soft Serve          Hard Pack Single Serve
                                                       5 ounce cups

Cheesecake Supreme         Chocolate                   Boysenberry
Dutch Chocolate            Strawberry                  Strawberry
French Vanilla             Vanilla                     Praline
Milk Chocolate                                         French Vanilla
Peanut Butter              YO CREAM  Free              Milk Chocolate
Praline 'n Cream           Sugar Free                  Chocolate
Strawberry                                             Peach
Vanilla                    Chocolate    Raspberry
                           Strawberry   Blueberry
                           Vanilla      Cafe' au Lait

YO CREAM                   YOGURT STAND                SORBET . . .
Nonfat Soft Serve Mix      Nonfat Soft Serve           BY YO CREAM

Apple Spice                Chocolate                   Very Berry
Blueberry Burst            Strawberry                  Kiwi Strawberry Splash
Butter Brickle             Vanilla                     Lemony Lime
Cable Car Chocolate                                    Mango Tango
Cappuccino                 Specialty Products          Orange Burst
Cherry Almond
Chocolate Classic          Ice Milk Soft Serve
Country Vanilla            Vanilla Shake Base
Egg Nog
French Vanilla             YO CREAM
Georgia Peach              SOFT SCOOP - 4 Ounce        YO CREAM
"Holiday" Chocolate Mint                               3 Gal SOFT SCOOP
Irish Mint                 Chocolate Nonfat              -Premium
Island Banana              Strawberry Nonfat            (with condiments)
Kahlua                     Vanilla Nonfat
Luscious Lemon             Very Berry Sorbet           Chunky Cherry Almond
New York Cheesecake        Very Berry Sorbet/          Choc. Chip Chocolate
Outrageous Orange            Nonfat Vanilla Frozen     Chocolate Java Swirl
Peanut Butter                Yogurt Swirl              Peaches 'n Cream
Pecan Praline                                          Rocky Road
Peppermint Stick                                       Pecan Praline
Pumpkin                    WESTERN FAMILY
Very Strawberry            half gallon
Very Boysenberry                                       YO CREAM
Very Raspberry             Chocolate                   3 Gal SOFT SCOOP
White Chocolate Macadamia  Vanilla                       - Standard
                           Raspberry                     (without condiments)
                           Cherry Cheesecake
                           Strawberry                  Mountain Boysenberry
Yo Caffe Latte             Peach                       Raspberry Royal
                           Cappuccino                  Strawberry Sensation
Regular                    Vanilla/Chocolate           Swiss Chocolate
Decaffeinated              Strawberry/Banana           Alpine Vanilla

BLAZER SWIRL . . . BY YO CREAM
         8 ounce cup
Very Berry Sorbet/Vanilla Frozen Yogurt


     The Company sells the soft serve liquid mix form to food service customers who dispense it through a soft serve frozen dessert machine. This form is also available in an unflavored natural form which permits the customer to add desired flavors. In fiscal year 1996, the soft serve liquid mix product accounted for approximately 62% of the Company's case sales.

     Hard pack products are available in pint and 1/2 gallon containers to supermarkets, which price them competitively with ice cream and other related products. The Company also markets and sells its hard pack frozen dessert products in 4 oz., 8 oz., and three gallon containers to food service customers. Such hard pack products are also produced under private label for Western Family , Weight Watchers , and Cascadian Farm. In fiscal year 1996, hard pack products of all type containers accounted for approximately 38% of the Company's case sales.

     Two new lines of hard pack frozen yogurt products were introduced in late 1994, a premium pint line and a half gallon line. Presently, half gallon hard pack products are being produced for Western Family in the following flavors: Chocolate, Vanilla, Raspberry, Cherry Cheesecake, Strawberry, Peach, Cappuccino, Vanilla/Chocolate, and Strawberry/Banana.

    The Company is also selling frozen yogurt products with no sugar added, which are sweetened with aspartame. This product was introduced to the market place in the spring of 1991, and in 1996 it accounted for approximately 3% of total case sales.

     The Company has developed a lower cost line of products under the label YOGURT STAND designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Company's products includes ten flavors and a plain mix that can be flavored by the end user with flavor packets bearing the YOGURT STAND label.

     The Company has also developed a product identified by the trademark SOFT SCOOP. This product, introduced to the market place in fiscal year 1992, can be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry under the brand name Soft Scoop by YO CREAM, and it is packaged in single serve four ounce and three gallon containers.

     In May of 1993, the Company introduced a yogurt-coffee beverage called YO CREAM Caffe' Latte' . It is a ready to serve product that is being sold nationally.

     SORBET by YO CREAM is a new product developed by the Company in 1995. It is a high quality non-dairy product produced in several flavors in hardpack and soft serve form.

     Other products manufactured by the Company include organic sorbets and ice creams that are packed under a customer's private label brand and a soft serve ice milk mix sold to the Rose Garden Arena in Portland, Oregon.


Manufacturing Process.

     All of the manufacturing and packaging of the Company's products for domestic sales occurs at its plant in Portland, Oregon. The Company utilizes a Canadian dairy as a copacker for production of its products for the Canadian market. All other products for international sales are produced in Portland and then containerized to be shipped out of the Port of Portland.

     While the manufacturing plant is capable of producing a full range of dairy products and other fluid items, it primarily is utilized to produce yogurt, ice cream, and sorbet. The facility is a fully licensed dairy and pasteurizes its products under U.S.D.A. certification and inspection. One unique feature of the facility is its ability to produce under Organic certification, organic ice creams, yogurts, and sorbets. Throughout the facility, both organic and non-organic products can be processed and packaged simultaneously while maintaining separation.

     The manufacturing plant has two distinct packaging operations that are operated simultaneously. One operation is for the filling of packages for soft serve products and the other operation is for the production of ready to serve frozen products. Within these two operations are a multitude of packaging sizes, styles, and finished casing capabilities in addition to a full range of condiments that can be added to the finished products.

     Fiscal 1996 has seen both a leveling out of production fluctuation and an increase in overall plant utilization. Plant utilization has risen from approximately 30% to approximately 40%. Management expects to see plant utilization increase further in the 1997 fiscal year, primarily from the Company's specialty products in individual serving sizes and through copacking and private label business.

Inventory and Backlog.

     The Company does not have a significant production backlog. Because of the relatively short time period required to produce a finished product from the receipt of an order by the Company, the Company strives to maintain a low level of raw materials and work-in-process inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Company's products throughout the United States. Although the Company tries to estimate demand and production schedules for its products, its customers generally place orders when they require the Company's products, and customers expect delivery within a short period of time.

Distribution and Significant Customers.

     The Company's products are distributed in 49 states. Distributors ship the Company's product on refrigerated trucks to all domestic locations.

     On September 8, 1987, the Company entered into a 10-year exclusive marketing agreement with Norpac Foods, Inc. ("Norpac") based in Stayton, Oregon. Under this agreement, as amended, Norpac is the Company's exclusive sales agent, subject to certain exceptions, for the sale of the Company's frozen yogurt and sorbet products to the restaurant and foodservice institutional industry (see page 5, "Marketing Strategy"). Norpac sold and arranged distribution of approximately 53% (based on revenues)of the Company's products in fiscal year 1996, which is lower by approximately 33% compared to 1995, as the Company began selling the warehouse club business direct (outside Norpac) in September, 1995. The Company expects the contract with Norpac to be renewed, with modifications, within the current fiscal year.


     Norpac does not have the responsibility for foreign markets or warehouse clubs. Presently, the Company makes its own arrangements for shipments by truck to Canada and by ship to European and Pacific Rim countries.

     In 1996, the Company became an approved manufacturer of SYSCO Corporation's Cool N'Classy brand for 4 oz. cups of nonfat frozen yogurt and non-dairy sorbet. Norpac is responsible for selling the cups to SYSCO's 60 nationwide foodservice distributor locations.

     The portion of the Company's sales to U.S. Government agencies or institutions, such as sales to the Army, would not be material to the Company in the event of a cancellation of those contracts.

     During the year ended October 31, 1996 case volume to the Company's two largest customers were 33% (Cascadian Farm) and 23% (Price Costco, Inc.) of total case volume for the year.

Research and Development.

     The Company's research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. This process has also occurred on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and no sugar added frozen products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. The Company's development activities occur at the Portland, Oregon facility. Although a precise separation of accounts is not available, the Company estimates total research and development expenditures for the years ended October 31, 1996, to have been $104,000, compared with $82,000 and $302,000 for the years ended October 31, 1995 and 1994.

Advertising and Promotion.

     During the year ended October 31, 1996 such expenses totalled approximately $452,000 representing 5.7% of net sales. This compares to $231,000, or 3.1% of net sales for the year ended in October 1995 and $307,000, or 4.4% of net sales in the year ended October 31, 1994.

Seasonality.

     The Company's sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained.

Suppliers.

     Suppliers of the primary ingredient of the Company's products, raw milk, are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical to the Company's products, the Company prefers local suppliers. The Company's largest supplier of raw milk supplied approximately 78% of the Company's needs in fiscal year 1996 and the second largest supplier provided approximately 22%.
     All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.

Competition.

     The Company's products constitute a portion of a greater market which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Company's products is very competitive both because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Many of the companies that produce products which compete with those of the Company are substantially larger and have significantly greater resources. In addition, increased competition from the established manufacturers and distributors of frozen desserts and ice cream products can be expected in the future as a result of their increased involvement in the frozen yogurt and sorbet business.

     The Company competes against different manufacturers with its soft serve products and with its hard pack products. The Company's principal competitors for soft serve products are Colombo, acquired by General Mills Inc. in 1993, The Dannon Company, Inc., and Honey Hill Farms, recently acquired by Greater Pacific Food Holdings. The Company's competitors for hard pack frozen yogurt products include Dryers, Haagen Dazs, and Ben and Jerry's Homemade, Inc. In addition to the large primary competitors identified, the Company competes against numerous small local and regional competitors.

     The Company's products are recognized in the marketplace for their high quality and have competed well in this regard. For example, on July 27, 1989, the Chicago Tribune listed YO CREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. Through the Company's national system of Norpac brokers and distributors the Company believes it can compete effectively from the standpoint of service. Price competition, however, has become intense in certain geographical areas as regional dairies endeavor to introduce a limited line of frozen yogurt. The Company has responded to price competition from regional dairies with its lower-priced products under the YOGURT STAND label and to competition on quality with its YO CREAM brand products. While the company has experienced competitive success in the past, no assurance can be given that the Company will continue to compete successfully against other available products.

     Other than direct competition for specific soft serve or hard pack frozen yogurt products, the Company's products compete against certain other frozen dessert items, such as ice cream. Specific competition comes from premium ice cream makers such as Haagen-Dazs, Ben and Jerry's Homemade, Inc., Steve's Ice Cream and other national and regional ice cream brands.

Trademarks and Trade Names.

     The Company registered as a trademark the name of its primary product, YO CREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Company's products use that basic trade name with other words or designations, such as YO CREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO ," "PURE PLEASURE ," "YOGURT STAND", "THE GOURMET YOGURT FOR ICE CREAM LOVERS ," "SOFT SCOOP " and "YO CAFFE' ". The Company has registered or intends to register those trademarks in the United States and may register the trademark YO CREAM in other foreign countries.

Employees.

     The Company employed 40 persons at October 31, 1996, all of whom were full-time (35 hours per week or more.) None of the Company's employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Company's sales representatives of approximately 250 persons are mostly independent and paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.



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

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 1996.




                                 PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS.

     The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 22, 1997, there were 2,233,793 shares of the common stock outstanding and there were 217 shareholders of record estimated to represent approximately 800 beneficial holders based on the number of individual participants in security position listings. On January 22, 1997 the closing bid and asked prices were $1-1/2 and $1-7/8, respectively.

     The following table sets forth the high and low closing bid quotations for quarterly periods in the two twelve month periods ended October 31, 1996 and October 31, 1995. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Twelve months Ended October 31, 1996              High         Low
          August 1, 1996   - October 31, 1996        $ 2 1/4        $2
          May 1, 1996      - July 31, 1996             2 1/4         2
          February 1, 1996 - April 30, 1996            1 15/16       1 9/16
          November 1, 1995 - January 31, 1996          2             1 3/8
     Twelve months Ended October 31, 1995              High         Low
          August 1, 1995   - October 31, 1995        $ 2 1/4       $ 1 1/2
          May 1, 1995      - July 31, 1995             2 3/8         2 1/4
          February 1, 1995 - April 30, 1995            2 13/16       2 3/4
          November 1, 1994 - January 31, 1995          3 1/4         3 1/8

     The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company's capital resources.

Item 6:  SELECTED FINANCIAL DATA.

     The following selected financial data set forth below as of, and for the fiscal years ended October 31, 1996, 1995 and 1994 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The balance sheet data as of October 31, 1994, 1993, and 1992 as well as the Statement of Operations data for the fiscal years ended October 31, 1993 and 1992, are derived from financial statements not included herein.

                                         October 31

Balance Sheets                  1996         1995         1994         1993      1992
Total Current Assets         $3,067,744    $2,876,583   $2,924,075 $2,333,968  $2,294,887

Total Assets                  5,353,622     5,036,716    4,953,187  4,076,507   4,022,658
Long-term Debt                  286,481       278,498      294,822    273,466     730,966

Shareholder's Equity          2,758,972     2,679,443    2,315,075   1,882,739  1,238,986

Statements of                 For the Years Ended October 31,
Operations
                                1996         1995         1994         1993      1992
Yogurt Sales                  $7,922,144   $7,348,531   6,911,252  $6,387,989  $6,526,893

Income from
Operations (1)                   104,729      312,820     187,952     292,718     234,396

Net Income                         6,773      304,884      61,888     175,101     105,017

Net Income per
Common Share                       -            .14          .03          .07        .06

<F1>
(1)  Income from operations in 1996 is after deduction of unusual expenses amounting to $143,527.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

     The Company's revenues from yogurt sales were $7,922,144, $7,348,531, and $6,911,252 for the years ended October 31, 1996, 1995 and 1994, respectively. The 7.8% increase in revenues in 1996 was primarily due to increased sales from private label, and copacking business, as well as increased revenues from certain new products and expanded business activity in Canada.

     The increase in revenues primarily occurred during the last five months of the year. During this period the Company realized a steadily increasing gain in revenues. This culminated in a fourth quarter increase of 26.4%, compared to the same period in 1995. Early in the fiscal year, revenues were adversely impacted by the unusually severe weather conditions experienced throughout most of the United States resulting in a temporary decrease in demand for frozen yogurt products.

          With an established national distribution system, the Company and its management believe that future increases in sales will occur from the competitive success of the Company's products rather than enlargement of the national system of distributors. Furthermore, management expects the trend of increased sales to continue as it executes its aggressive growth plan, which includes expanded alliances with other national companies, intensified direct sales activity, and the introduction of new products. The new products include a 4 oz single serve hard pack cup branded as Soft Scoop by YO CREAM containing nonfat yogurt and a high quality non-dairy sorbet. Another new product is a unique swirl of nonfat vanilla frozen yogurt and sorbet packed in an 8 oz single serve cup which has been developed by the Company and branded as Blazer Swirl by YO CREAM . Customers for this product include the Rose Garden Arena, home of the Portland Trail Blazers and Texaco Star Marts.

     The cost of yogurt sales, as a percentage of revenues, were 71.1%, 69.3% and 69.2% in 1996, 1995 and 1994 respectively, with corresponding gross profit margins of 28.9%, 30.7% and 30.8% for the same periods. During fiscal 1996 margins decreased as a result of aggressive pricing earlier in the year to gain market share, and additional costs associated with business expansion. Increases were also experienced in the cost of ingredients, transportation, and warehousing. However, as a result of the Company's analysis of both market conditions and its costs, the Company increased prices during the fourth quarter in the food service and certain other segments of its business. The increase in the gross margin for 1995, as compared to 1994, was primarily the result of increased production efficiencies.

     Production is below plant capacity. Therefore, in the absence of increases in direct costs, management expects that the economies of scale from increased sales and production should result in improvements in gross profit margin and net income in the future.

     Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 1996, 1995 and 1994 were 14.1%, 12.4% and 13.6%
respectively. While such expenses are a direct function of sales and will vary in dollar amount in relation to the level of sales, management has exercised care in controlling these costs. The increase in such expenses in 1996 reflects the Company's expanded marketing and sales activity. As a result, for example, the Company in June was approved by the SYSCO Corporation of Houston, Texas to begin producing single serve four ounce cups of non-fat frozen yogurt and non-dairy sorbet products under SYSCO's Cool N' Classy label. These products, in five flavors, are available through SYSCO nationwide. The Company is the only supplier of this product for SYSCO. The arrangement does not commit SYSCO to specific quantities. International Yogurt Company began making shipments to SYSCO late in the third quarter.

     General and administrative expenses for the years ended October 31, 1996, 1995 and 1994, as a percentage of revenues, were 11.6%, 14.0%, and 14.4% respectively. Management has exercised careful control over these costs. Furthermore, management believes that the relatively fixed nature of these costs are such that net income will be favorably effected as expected higher sales levels are achieved.

     During 1996, the Company made a provision for certain unusual expenses aggregating $143,527. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately in order to readily identify amounts. The provision reduced net earnings by $143,527, or $.07 per share.

     Income from operations for the years ended October 31, 1996, 1995 and 1994 was $104,729, $312,820 and $187,952 respectively. As a percentage of revenues, income from operations was 1.3%, 4.2% and 2,7% respectively. The results for 1996 decreased in comparison to 1995 primarily due to the decrease in gross profit, and the provision for unusual expenses described above. Were it not for the provision for unusual expenses, the income from operations in 1996 would have been 3.1%. The results for 1995 were up over 1994 due to the improved gross profit margins in 1995. Expenses in 1994 also included additional costs associated with the introduction of certain retail hard pack products and the exercise of employee stock options which resulted in additional expense for payroll taxes.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS
109). This standard requires, among other things, the recognition of future tax benefits for net operating loss carryforwards (NOL's), to the extent that realization of such benefits is more likely than not. During 1995, as a result of an evaluation of the future benefit of the Company's NOL's, the Company increased the carrying value of its net noncurrent deferred tax asset by $125,000, which resulted in a corresponding increase in net income. At October 31, 1996, the Company had NOL's aggregating approximately $3,300,000 which may be used to offset taxable income in future years. The Company has not recognized the full expected benefit of these NOL's. In future years, as earnings are realized, the Company will be recognizing the remaining tax benefit of such NOL's.

     Net income for the years ended October 31, 1996, 1995 and 1994 was $6,773, $304,884 and $61,888 respectively. Net income for 1996 was less than 1995 due to the provision for unusual expenses in 1996, as well as the decrease in gross profit margin and increase in selling and marketing expenses in 1996, and the tax benefit of NOL's recognized in 1995. The increase in net income in 1995, compared to 1994, primarily resulted from the improved margins in 1995 and recognition of the NOL tax benefit, and the additional production costs and expenses associated with employee stock options in 1994.


Capital Resources and Liquidity.

     During the past three years, the Company has financed its operations and expansion with stock sales, bank loans, capital leases, and internally generated funds.

     During 1996, the Company received $105,500 from subscriptions for 52,750 shares of unregistered common stock through a private placement. The related expenses were $11,526.

     At October 31, 1996, the Company's total borrowings under its bank line of credit were $939,000, while the total amount available under the line was $1,316,000. Interest is at 1 percent over that bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and limited to 65 percent of eligible accounts receivable and 30 percent of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,500,000. The line of credit is subject to renewal by April 1, 1997. Although management expects the bank to renew its line of credit, there can be no guarantee of that renewal.

     Accounts receivable at October 31, 1996 and 1995 were $748,683 and $873,191, respectively, which management considers to be in the normal course of business.

     At October 31, 1996, the Company had working capital of $759,575. The Company believes its existing assets, bank lines of credit, along with revenues from operations, will be sufficient to fund the Company's operations through the end of fiscal year 1997. The Company believes that the impact of inflation on net income has been minimal for fiscal years 1996, 1995 and 1994.

     The Company leases its offices and production facilities. The lease has a remaining term of 13 years with renewal provisions and provides for a base rent of $8,600 per month for the first three years and then increasing at approximately 3% per year thereafter.

     The Company is in the process of evaluating its capital expenditure plans for fiscal 1997. The Company's current plans calls for expenditures of approximately $300,000. The major portion of this consists of the construction of a freeze tunnel that is expected to result in significant cost savings. The Company expects to finance the capital expenditures under an existing equipment financing facility with its lender.










Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item 8 is submitted as Appendix A to this report.



Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     The response to this item is incorporated herein by reference from Form 8-K, filed on October 24, 1995.

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

    27.1       Financial Data Schedule

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

    iv Incorporated herein by reference from the Company's Report on Form 8-K, dated as of December 6, 1990.

    v Incorporated herein by reference from the Company's Quarterly report form 10-Q for the quarter ended
               July 31, 1994.

    (b)        Reports on Form 8-K:
               None

    (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index above.

    (d) No financial statements required by Regulation S-X were excluded from materials delivered to shareholder.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL YOGURT COMPANY         Dated:  January __, 1997


By:
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  ____________________             Dated:  January __, 1997
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


By:  ____________________             Dated:  January __, 1997
     David J. Hanna
     Director


By:  ____________________             Dated:  January __, 1997
     James S. Hanna
     Director


By:  ____________________             Dated:  January __, 1997
     Carl G. Behnke
     Director


By:  ____________________             Dated:  January __, 1997
     William J. Rush
     Director


By:  ____________________             Dated:  January __, 1997
     W. Douglas Caudell
     Chief Financial Officer








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

                    International Yogurt Company
                            APPENDIX A
                    INDEX TO FINANCIAL STATEMENTS


The following financial statements of International Yogurt Company and related reports of independent accountants are included as Item 8 and Item 14(a)(1):

                                                                 Page

Report of Independent Accountants - Grant Thornton LLP            A-1

Report of Independent Accountants - Price Waterhouse LLP          A-2

Balance Sheets at October 31, 1996 and 1995                       A-3

Statements of Operations for the years ended October 31, 1996,
   1995 and 1994                                                  A-4

Statement of Shareholders' Equity for the years ended October 31,
   1996, 1995 and 1994                                            A-5

Statements of Cash Flows for the years ended October 31, 1996,
   1995 and 1994                                                  A-6

Notes to the Financial Statements                          A-7 - A-17



No financial statement schedules are included in Item 14(a)(2) as no required schedules are applicable to International Yogurt Company for the years ended October 31, 1996, 1995 and 1994.

           Report of Independent Certified Public Accountants


Board of Directors and Shareholders
International Yogurt Company

We have audited the balance sheets of International Yogurt Company as of October 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Yogurt Company as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Grant Thornton LLP
Portland, Oregon
January 23, 1997

                 Report of Independent Accountants


To the Board of Directors and Shareholders of International Yogurt Company


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of International Yogurt Company for the year ended October 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Portland, Oregon
January 13, 1995
                   International Yogurt Company
                          BALANCE SHEETS
                            October 31,
                                                  1996            1995
ASSETS
Current assets
  Cash and cash equivalents                    $  511,787     $ 318,535
  Trade accounts receivable,
    net of allowance for doubtful accounts
    of $106,238 in 1996 and $14,237 in 1995       748,683       873,191
  Inventories                                   1,569,273     1,554,625
  Equipment held for resale                        28,083        28,220
  Other current assets                            209,918       102,012

               Total current assets             3,067,744     2,876,583

Fixed assets, net                               1,970,558     1,839,860
Deferred tax asset                                125,000       125,000
Intangible and other long-term assets, net        190,320       195,273

                                               $5,353,622    $5,036,716
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable to bank                         $  939,000    $1,089,920
  Current portion of long-term debt               108,717        68,879
  Current obligations under capital leases         33,825        30,715
  Accounts payable                              1,095,399       813,309
  Other accrued liabilities                       131,228        75,952

               Total current liabilities        2,308,169     2,078,775

Long-term debt payable to related parties
  and others, less current portion                186,104       144,385
Long-term obligations under capital leases,
  less current portion                            100,377       134,113

               Total liabilities                2,594,650     2,357,273

Commitments                                          -             -

Shareholders' equity
  Preferred stock, no par value,
    5,000,000 shares authorized,
    none issued and outstanding                      -             -
  Common stock, no par value,
    30,000,000 shares authorized                4,695,450     4,601,476
  Accumulated deficit                          (1,911,282)   (1,918,055)

                                                2,784,168     2,683,421
  Less common stock in treasury - at cost         (25,196)       (3,978)

Net shareholders' equity                        2,758,972      2,679,443

                                               $5,353,622     $5,036,716
The accompanying notes are an integral part of these statements.


                       International Yogurt Company

                         STATEMENTS OF OPERATIONS

                      For the year ended October 31,

                                    1996           1995           1994
Yogurt sales                     $7,922,144     $7,348,531     $6,911,252

Cost of sales                     5,630,037      5,095,080      4,785,253

      Gross profit                2,292,107      2,253,451      2,125,999

Selling and marketing expenses    1,120,942        913,873        940,279
General and
  administrative expenses           922,909      1,026,758        997,768
Unusual expenses                    143,527           -              -

      Income from operations        104,729        312,820        187,952

Other income (expense)
  Interest income                    12,605          8,769          7,918
  Interest expense                 (131,573)      (134,724)      (119,901)
  Other, net                         21,012         (3,747)       (14,081)

      Income before income taxes      6,773        183,118         61,888

Provision for income taxes
  Current expense                        -          (3,234)            -
  Deferred benefit                       -         125,000             -

                                         -         121,766             -

      Net income                      $6,773      $304,884       $ 61,888


      Net income per share              $.00         $.14            $.03


Weighted average number
  of shares outstanding           2,194,681      2,177,349      2,290,667



The accompanying notes are an integral part of these statements.

                   International Yogurt Company

                STATEMENT OF SHAREHOLDERS' EQUITY


                             Common Stock           Accumulated      Treasury
Stock        Net Shareholders'
                            Shares      Amount         Deficit        Shares
 Amount         Equity

Balance, October 31, 1993   2,020,347   $4,137,794    $(2,284,827)     3,000
 $ (3,978)    $1,882,739

Net Income                     -            -              61,888        -
     -            61,888
Stock options exercised       128,700      309,714           -           -
     -           309,714
Debentures converted to
  common stock                 11,996       60,734           -           -
     -            60,734
Preferred stock converted to
  common stock                  9,000       33,750           -           -
     -              -

Balance, October 31, 1994   2,170,043    4,541,992     (2,222,939)     3,000
   (3,978)     2,315,075


Net income                       -            -           304,884        -
     -           304,884
Stock options exercised        25,000       59,484           -
                  59,484

Balance, October 31, 1995   2,195,043    4,601,476     (1,918,055)     3,000
   (3,978)     2,679,443

Net income                       -            -             6,773        -
     -             6,773
Stock sold                     52,750       93,974           -           -
     -            93,974
Treasury stock purchased                                              11,000
  (21,218)       (21,218)

Balance, October 31, 1996   2,247,793   $4,695,450    $(1,911,282)    14,000
 $(25,196)    $2,758,972


The accompanying notes are an integral part of these statements.




                   International Yogurt Company
                     STATEMENTS OF CASH FLOWS
                   For the year ended October 31,

                                              1996        1995        1994

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net income                                 $  6,773   $304,884   $ 61,888
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization           262,405    246,382    208,799
      Loss on sale of equipment                  -         3,747       -
      Deferred income taxes                      -      (125,000)      -
        Change in assets and liabilities
          Accounts receivable                 124,508     35,112   (291,288)
          Inventories                         (14,648)  (120,291)  (248,388)
          Other current assets               (107,770)    96,692    (23,615)
          Other long-term assets               (5,371)      -       (32,600)
          Accounts payable                    282,090   (120,730)   288,279
          Other accrued liabilities            55,276    (43,778)    24,052


          Net cash provided by (used in)
             operating activities             603,263    277,018    (12,873)

Cash flows from investing activities
  Proceeds from sale of equipment                -         1,530     16,000
  Expenditures for plant and equipment       (382,780)  (175,310)  (332,871)

          Net cash used in                   (382,780)  (173,780)  (316,871)
              investing activities

Cash flows from financing activities
  Net increase (decrease) in note
    payable to bank                          (150,920)   (56,617)   218,537
  Proceeds from issuance of long-term debt    152,529       -        85,000
  Principal payments on long-term debt
    and capital lease obligations            (101,596)  (121,230)  (238,071)
  Treasury stock purchased                    (21,218)      -          -
  Proceeds from issuance of stock              93,974       -          -
  Stock options exercised                        -        56,250    309,714

          Net cash provided by (used in)
              financing activities            (27,231)  (121,597)   375,180


          Net increase (decrease) in
               cash and cash equivalents      193,252    (18,359)    45,436

Cash and cash equivalents, beginning of year  318,535    336,894    291,458

Cash and cash equivalents, end of year       $511,787   $318,535   $336,894

The accompanying notes are an integral part of these statements.


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Yogurt Company (the Company) was incorporated on January 14, 1977 in the state of Oregon. The Company produces frozen yogurt products and markets them primarily under the name "YO CREAM". The Company's products are also marketed by Norpac Foods, Inc. and Norpac Foods Sales under the terms of a marketing agreement. Sales are made throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

1.   Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with an original maturity of less than ninety days.

2.   Inventories

Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods.

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

          Plant equipment                                25 years
          Office equipment and furnishings               10 years
          Leasehold improvements                       5-10 years

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued


4.   Statement of Cash Flows

The Company made cash interest payments of $125,025, $124,802, and $138,269 for the years ended October 31, 1996, 1995 and 1994, respectively. No income taxes have been paid during these periods.

During 1994, debentures aggregating $60,734, net of related deferred bond costs, and preferred stock aggregating $33,750 were converted into common stock. In 1995, the Company acquired $61,516, of plant and improvements by entering into additional capital lease obligations. All of these noncash transactions have been excluded from the accompanying statement of cash flows.

5.   Significant Estimates

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

6.   Income Per Share

Income per share is computed based on the weighted average number of shares of common stock outstanding, including common stock equivalents, during the period of computation.

7.   Reclassifications

Certain balances in the 1995 financial statements have been reclassified to conform with the current year presentation. These reclassifications do not affect the previously reported results of operations or shareholders' equity.

NOTE B - INVENTORIES

     Inventories consist of the following at October 31,:

                                                   1996            1995

         Finished goods                         $1,175,303      $1,169,073
         Raw materials                             168,334         149,824
         Packaging materials and supplies          225,636         235,728

                                                $1,569,273      $1,554,625


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE C - FIXED ASSETS

     Fixed assets consist of the following at October 31,:

                                                   1996            1995

         Machinery and equipment                $2,604,238      $2,248,502
         Office equipment and furnishings          138,217         132,280
         Leasehold improvements                    609,763         597,556
         Construction in process                    39,211          30,312

                                                 3,391,429       3,008,650
         Less accumulated depreciation
           and amortization                      1,420,871       1,168,790

                                                $1,970,558      $1,839,860

Fixed assets at October 31, 1996 and 1995 include assets held under capital leases aggregating approximately $193,000, with related accumulated amortization of approximately $37,000 and $17,000, respectively.
Depreciation and amortization of the Company's fixed assets aggregated $252,081, $200,991, and $198,058, for the years ended October 31, 1996, 1995, and 1994.


NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

  Intangible assets consist of the following at October 31,:

                                      Period of
                                     Amortization        1996        1995

    Trademarks (principally "YO CREAM")  25 years      $250,026   $250,026
    Less accumulated amortization                       (97,677)   (87,353)

                                                       $152,349   $162,673

As of October 31, 1996 and 1995, the Company had made a $32,600 deposit related to the lease of its production and office facility which is included in intangibles and other long-term assets in the accompanying balance sheet.

NOTE E - NOTE PAYABLE TO BANK

The Company has a demand bank line of credit which permits borrowing of up to $1,500,000, subject to collateral limitations and third party loan insurance. Borrowings are collateralized by qualified accounts receivable, inventories, and the loan insurance provided by the Oregon Economic Development Department(OEDD). The OEDD has guaranteed, through loan insurance, 33% of the outstanding balance up to a maximum of $500,000. At October 31, 1996,


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


the maximum available was $1,316,000 based upon collateral limitations and the loan insurance. The line bears interest at the bank's commercial lending rate plus 1% (9.25% at October 31, 1996 and 9.75% at October 31, 1995). Borrowings under the line aggregated $939,000 and $1,089,920 at October 31, 1996 and 1995, respectively. The line is subject to renewal by April 1, 1997.

Under the terms of the line of credit, the Company is required to maintain certain financial parameters including minimum working capital, minimum tangible net worth and minimum debt-to-worth ratio. In addition, the Company is required to retain 40% of net earnings after tax from inception of loan, which approximates $153,000 at October 31, 1996.

NOTE F - LONG-TERM DEBT

  Long-term debt consists of the following at October 31,:
                                                    1996             1995
  Note payable to Norpac, payable in monthly
    principal only installments of $5,000 with
    the balance due August 1997, plus accrued
    interest at 8%, collateralized by accounts
    receivable and inventory, subordinated to
    bank line of credit                           $ 80,000         $140,000

  Industrial development loan, payable in
    monthly installments of $1,202 through
    April 2002, including interest at 8%,
    collateralized by certain equipment             64,385           73,264

  Notes payable to a bank in monthly
    installments of $1,461 through
    September 2003, including interest at
    8.5%, collateralized by certain equipment       89,874             -

  Notes payable to a bank in monthly
    installments of $1,272 through November 2001,
    including interest at a U.S. Treasury index
    plus 3% (9.31% at October 31, 1996),
    collateralized by certain equipment              60,562            -

                                                    294,821         213,264

  Less portion due within one year                (108,717)         (68,879)

                                                  $186,104         $144,385

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE F - LONG-TERM DEBT - Continued

  The principal portion of long-term debt is payable as follows:

               Year ending
               October 31,

                   1997                                 $108,717
                   1998                                   33,336
                   1999                                   35,427
                   2000                                   38,605
                   2001                                   42,094
                   Thereafter                             36,642

                                                        $294,821


NOTE G - CAPITAL LEASE OBLIGATIONS

  The Company leases various equipment under capital lease agreements.
    Future minimum lease payments as of October 31, 1996 are:

               Year ending
               October 31,

                  1997                                   $45,367
                  1998                                    44,980
                  1999                                    52,203
                  2000                                    15,874

               Total minimum lease payments              158,424

               Less amount representing interest          24,222

               Present value of minimum lease payments   134,202

               Less current portion                       33,825

               Long-term portion                        $100,377

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust which allows the Company to make contributions to the Plan on behalf of eligible employees. The Company's contributions to the Plan were approximately $8,500, $7,500 and $8,900 during the years ended October 31, 1996, 1995 and 1994, respectively. Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this Plan.


NOTE I - STOCK OPTION PLANS

The Company reserved 400,000 shares of its common stock pursuant to a nonqualified Stock Option Plan (the Plan) for key employees. The Plan provides for the granting of options to purchase shares of common stock at a price not less than 85% or more than 100% of the fair market value per share as of the date of the grant. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. Options expire no later than five years from the date of grant unless employment is terminated prior to that time. In the case of termination of employment for any reason other than death or disability, the option must be exercised within 90 days of termination or be forfeited.

All options have been granted with an exercise price equal to the fair market value of the Company's common stock on the effective grant date. A summary of option transactions relating to the Stock Option Plan for key employees follows:

                                                             Exercise price
                                               Shares         per share of
                                               under             Common
                                               option            Stock

     Balance, October 31, 1993                 278,500          $2.25-5.00
       Granted                                  41,500                4.00
       Exercised                              (103,700)          2.25-3.37
       Expired                                  (4,000)               3.37

     Balance, October 31, 1994                 212,300           2.25-4.44
       Exercised                                (5,000)               2.25
       Expired                                 (34,500)               2.25

     Balance, October 31, 1995                 172,800           2.50-4.44
       Exercised                                  -
       Expired                                    -

     Balance, October 31, 1996 (exercisable)  172,800           2.50-4.44


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE I - STOCK OPTION PLANS - Continued

In October 1990, the Company's Board of Directors adopted a nonqualified Stock Option Plan for directors who are nonemployees and reserved 150,000 shares of common stock for issuance pursuant to this Plan. Based on the terms of the Plan, options are to be granted to each director at the fair market value of common stock on the grant date in October of each year. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option.

A summary of option transactions relating to the Stock Option Plan for directors who are nonemployees follows:

                                                           Exercise price
                                               Shares       per share of
                                               under           Common
                                               option          Stock

     Balance, October 31, 1993                 75,000         1.54-8.00
       Granted                                 30,000              3.75
       Exercised                              (25,000)        1.54-2.25

     Balance, October 31, 1994                 80,000         1.54-8.00
       Granted                                 15,000              2.31
       Exercised                              (20,000)             2.25

     Balance, October 31, 1995                 75,000         1.54-8.00
       Granted                                 15,000              1.88
       Exercised                                 -                 -
       Expired                                (25,000)        3.75-8.00

     Balance, October 31, 1996 (exercisable)   65,000         1.54-8.00

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE I - STOCK OPTION PLANS - Continued

In January 1994, the Company's Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this Plan. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                                           Exercise price
                                               Shares       per share of
                                               under           Common
                                               option          Stock

     Balance, October 31, 1993                     -
       Granted                                 30,000           $8.12

     Balance, October 31, 1994                 30,000            8.12
       Granted                                 61,000            2.12

     Balance, October 31, 1995                 91,000       2.12-8.12
       Granted                                 42,000            1.75

     Balance, October 31, 1996 (exercisable)  133,000       1.75-8.12


NOTE J - FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments consisting of cash, accounts receivable and payable, notes payable and long-term debt approximate fair values.


NOTE K - UNUSUAL EXPENSES

During 1996, the Company made a provision for certain unusual expenses. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately in order to readily identify the amount. The provision reduced net earnings by $143,527, or $.07 per share in fiscal 1996.


NOTE L - ADVERTISING

Advertising costs are charged to operations in the year incurred, and for the years ended October 31, 1996, 1995 and 1994 aggregated approximately $452,000, $231,000 and $307,000, respectively.


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE M - INCOME TAXES

Under the provisions of FAS 109, the utilization of the Company's net operating loss carryforwards substantially eliminated the provision for income taxes for the years ended October 31, 1996 and 1995.

The effective tax rate differed from the statutory federal tax rate due to the following:

                                                 Year ended October 31,
                                              1996       1995        1994

   Statutory federal tax rate (graduated)     15.0%      29.9%       16.9%
   State taxes, net of federal benefit         5.6        4.6         6.0
   Utilization of net operating
     loss carryforwards                      (20.6)     (32.7)      (22.9)
   Change in valuation allowance               -        (68.3)         -

                                               0.0%     (66.5)%       0.0%

Deferred tax assets (liabilities) consist of the following at October 31,:
                                                     1996            1995

     Allowance for doubtful accounts             $   35,000      $    5,000
     Inventory                                       22,000          24,000
     Net operating loss carryforwards             1,024,000       1,200,000

     Gross deferred tax assets                    1,081,000       1,229,000
     Deferred tax asset valuation allowance        (864,000)       (997,000)

     Net deferred tax asset                         217,000         232,000

     Property, plant and equipment                  (92,000)       (107,000)

     Gross deferred tax liabilities                 (92,000)       (107,000)

     Net noncurrent deferred tax asset           $  125,000      $  125,000

At October 31, 1996, the Company had net operating loss carryforwards aggregating approximately $3,300,000, which may be used to offset taxable income, if any, in future years. The net operating loss carryforwards expire from 2001 through 2008. The annual utilization of these carryforwards may be limited if the Company undergoes an ownership change as defined by the Internal Revenue Code.

The net operating loss carryforwards include deductions aggregating approximately $960,000 resulting from the exercise of certain employee stock options. For financial reporting purposes, any future reduction in income tax obligations realized from utilizing these deductions will be credited to common stock.


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE N - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

During fiscal 1994, the Company entered into a 15 year operating lease agreement for its production and office facilities with a company owned by the Company's chief operating officer and its president (both of whom are also shareholders of the Company) and other shareholders of the Company.

Minimum lease payments required under the related party and several equipment operating leases are as follows:

               Year ending
               October 31,

                  1997                                  $    117,000
                  1998                                       121,100
                  1999                                       119,700
                  2000                                       119,200
                  2001                                       127,200
               Thereafter                                    956,000

                                                        $  1,560,200

Operating lease expense under the related party lease for the years ended October 31, 1996, 1995 and 1994 approximated $103,000, $103,000 and $34,400, respectively. Lease expense, exclusive of related parties, was approximately $34,700, $21,000 and $58,600 for the years ended October 31, 1996, 1995, and
1994. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statement of operations.


NOTE O - COMMITMENTS AND RELATED PARTY TRANSACTIONS

In September 1987, the Company entered into a marketing agreement with Norpac Foods, Inc. and Norpac Foods Sales (collectively referred to as Norpac). Under the terms of the agreement, Norpac serves as the Company's broker and exclusive sales agent for selling "YO CREAM" to institutional food service customers, subject to certain exceptions, in the United States. The Company has access to Norpac's customer list and uses Norpac's brokers, warehouses and truck fleet to distribute its products. Norpac fulfills the functions of order taking, invoicing, credit qualifying and collecting for the Company's sales of "YO CREAM" to institutional food service customers, subject to certain exceptions. Norpac's brokerage fees and commissions are based on a percentage of sales as stated in the agreement. Such brokerage fees and commissions total approximately $287,000, $426,000 and $482,000 for the years ended October 31, 1996, 1995 and 1994, respectively. Additionally, prior to 1995, Norpac was responsible for essentially all of the Company's marketing and advertising. For the years ended October 31, 1996, 1995 and 1994, advertising expense through Norpac aggregated approximately $231,000, $183,000 and $381,000, respectively. All brokerage fees, commissions and


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


advertising expenses are included in selling and marketing expenses in the accompanying statements of operations. The marketing agreement may be terminated by the Company if Norpac fails to meet certain agreed upon sales goals established annually by mutual consent. At October 31, 1996 and 1995, Norpac held approximately 5% and 3%, respectively, of the Company's outstanding shares of common stock and has a note receivable of $80,000 and $140,000, respectively, due from the Company. At October 31, 1996, accounts receivable, exclusive of any allowance, include approximately $150,000 receivable from Norpac, and accounts payable include approximately $290,000 payable to Norpac; at October 31, 1995, such amounts were $189,000 and $192,000, respectively.


NOTE P - MAJOR CUSTOMERS

Revenues derived from the Company's two largest customers are presented as percentages of total annual revenues as follows:


                                               Year ended October 31,
                                              1996      1995      1994

               Customer A                      35%       32%       29%
               Customer B                      10        10        12

                                               45%       42%       41%




NOTE Q - RECENT ACCOUNTING STANDARD

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Upon future adoption of this statement, the Company anticipates electing to continue to apply the accounting provision of APB Opinion 25 with disclosure of the required proforma amounts. Accordingly, the only impact expected by management on the Company's future financial statements will be additional disclosures required by the new standard.