Form 10-Q
period 1997-01-31
INTERNATIONAL YOGURT CO
filed 1997-03-17
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

  (Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 31, 1997.

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

                          YES      X           NO

The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                   Class:  Common stock outstanding at
                   January 31, 1997:    2,233,793    shares








               INTERNATIONAL YOGURT COMPANY

                          CONTENTS


                                                                      Page
PART I     FINANCIAL INFORMATION:

  Item 1.  Financial Statements                                       3 - 6

     Balance Sheet as of January 31, 1997,                            3
     (unaudited) and October 31, 1996

     Statements of Operations for the                                 4
     Three Months ended January 31, 1997 and 1996
     (all unaudited)

     Statements of Cash Flows for the                                 5
     Three Months ended January 31, 1997 and 1996
     (all unaudited)

     Notes to Financial Statements                                    6

  Item 2.  Management's Discussion and Analysis of                    7 - 8
           Financial Condition and Results of
           Operations


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                      9

     Item 2.  Changes in Securities                                  9

     Item 3.  Defaults upon Senior Securities                        9

     Item 4.  Submission of Matters to a Vote of                     9
              Security Holders

     Item 5.  Other Information                                      9

     Item 6.  Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                           10

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       INTERNATIONAL YOGURT COMPANY
                             BALANCE SHEETS

                                                January 31,     October 31,
                                                   1997            1996
                   ASSETS                       (unaudited)
Current assets
     Cash and cash equivalents              $     400,358     $     511,787
     Accounts receivable, net                     604,955           748,683
     Inventories                                1,412,194         1,569,273
     Equipment held for resale, net                28,083            28,083
     Other current assets                         283,855           209,918
       Total current assets                     2,729,445         3,067,744

Fixed assets, net                               1,932,515         1,970,558
Deferred tax asset                                125,000           125,000
Intangible and other long-term assets, net        187,692           190,320
                                              $ 4,974,652       $ 5,353,622

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Note payable to bank                     $ 1,190,000       $   939,000
     Current portion of long-term debt             97,144           108,717
     Current obligations under capital lease       33,825            33,825
     Accounts payable                             618,151         1,095,399
     Other accrued liabilities                     91,263           131,228
       Total current liabilities                2,030,383         2,308,169

Long-term debt payable to related parties
    and others, less current portion              191,710           186,104
Long term obligations under
    capital lease, less current portion            92,233           100,377
       Total liabilities                        2,314,326         2,594,650

Shareholders' equity
  Common stock, nor par value,
    30,000,000 shares authorized;
    2,247,793 shares issued                     4,695,450         4,695,450
  Accumulated deficit                          (2,009,928)       (1,911,282)
  Less common stock in treasury, 14,000 shares    (25,196)          (25,196)
    Net shareholders' equity                    2,660,326         2,758,972

                                              $ 4,974,652       $ 5,353,622

The accompanying notes are an integral part of the financial statements.

                       INTERNATIONAL YOGURT COMPANY
                         STATEMENTS OF OPERATIONS
                               (unaudited)

           For the three months ended January  31, 1997 and 1996


                                                 1997             1996


Sales                                         $1,508,113       $1,423,621

Cost of sales                                  1,100,560        1,011,704

    Gross profit                                 407,553          411,917

Selling and marketing expenses                   231,971          248,089

General and administrative expenses              243,226          225,800

    Loss from operations                         (67,644)         (61,972)

Other income (expenses):
     Interest income                               4,198            3,298
     Interest expense                            (35,200)         (30,928)

    Loss before income taxes                     (98,646)         (89,602)

Provision for income taxes                          -                -

    Net loss                                   $ (98,646)       $ (89,602)

    Net loss per share                         $    (.04)       $    (.04)

Weighted average number of shares
     outstanding                               2,233,793        2,191,374

The accompanying notes are an integral part of the financial statements.



















                         INTERNATIONAL YOGURT COMPANY
                           STATEMENTS OF CASH FLOWS

             For the three months ended January 31, 1997 and 1996
                                  (Unaudited)

                                                         1997          1996

Increase(decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss                                          $   (98,646)  $   (89,602)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
  Depreciation                                         74,209        65,214
  Changes in current assets and liabilities
    Accounts Receivable                               143,728       222,508
    Inventories                                       157,079        58,217
    Other current assets                              (73,937)      (18,207)
    Accounts payable                                 (477,248)     (278,248)
    Other accrued liabilities                         (39,965)       52,304

    Net cash (used) provided by
    operating activities                             (314,780)       12,186


Cash flows from investing activities:
  Expenditures for plant and equipment                (33,538)      (19,641)
    Net cash used in investing activities             (33,538)      (19,641)

Cash flows from financing activities:
  Net increase (decrease) in line of credit           251,000       (38,896)
  Proceeds from bank equipment financing               15,000          -
  Payments for treasury stock purchases                  -           (8,219)
  Principal payments on long term debt
    and capital leases                                (29,111)      (24,123)

      Net cash provided by (used in)
      financing activities                            236,889       (71,238)

      Net decrease in cash and equivalents           (111,429)      (78,693)

Cash and equivalents, beginning of period             511,787       318,535

Cash and equivalents, end of period                $  400,358    $  239,842


The accompanying notes are an integral part of the financial statement.










                         INTERNATIONAL YOGURT COMPANY
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1996.

Certain expenses have been reclassified to conform to the current year's presentation.


Note B - Inventories

Inventories consist of                January 31,         October  31,
                                          1997                 1996

Finished goods                        $1,109,920           $1,175,303
Raw materials                            136,508              168,334
Packaging materials and supplies         165,766              225,636

                                      $1,412,194           $1,569,273


Note C - Earnings per share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The Company's sales for the first fiscal quarter ending January 31, 1997 were $1,508,113, up 6% compared to the corresponding quarter in 1996. The increased sales during 1997 were primarily the result of increases in international activity, club business, additional co-packing for Western Family and Weight Watchers, and continued increases in sales from new products.

The increase in sales during the first quarter of 1997 was less than the 26.4% increase in the fourth quarter of fiscal 1996 due to cancellation of a contract with one low margin food service account. This was offset by the increased sales described above. Management is especially pleased with the sales trend for its new single serve 4 oz cup products introduced during 1996. These are 4 oz single serve hard pack cups containing nonfat yogurt and a high quality nondairy sorbet in several flavors. These products are produced under the "Soft Scoop(registered trademark)...by YO CREAM" label, and under SYSCO's "Cool N'Classy"(trademark) label. The products have been well received at food shows, and have been introduced to several new operators resulting in significant sales gains for a new product. This product is unique because it responds to operator needs by offering portion cost control, labor savings, and at the same time provides a healthy and convenient product that meets the needs of consumers.

The Company's gross profit margin decreased to 27% during the quarter, compared to 28.9% in the corresponding quarter in 1996. The reduction in gross profit was primarily due to the increase in costs that occurred in the last twelve months. The increase in costs is consistent with the trend in the industry. The Company has responded by announcing a price increase to be effective in April 1997.

Selling and marketing expenses in the first quarter decreased from 17.4% to 15.4% of sales. Such expenses were down due to a seasonal decrease in point of sale materials expense.

General and administrative expenses increased slightly from 15.9% to 16.1% of sales for the quarter. The expenses for the current quarter reflected an increase over the corresponding quarter in 1996 primarily due to increases in payroll related costs. General and administrative expenses are relatively fixed due to management's efforts to control such expenses.

The loss from operations remained relatively level at approximately 4.5% of sales. An operating loss for the first quarter has been normal due to the seasonal nature of the Company's business, and is not an indicator of the expected results for the year. Management expects a major expansion in sales volume and is preparing for it by increasing its plant freezing and storage capacity. The facility improvements are expected to improve productivity and reduce outside storage costs.

 Liquidity and Capital Resources.

The company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds.

As of January 31, 1997, the Company's total borrowings under its bank line of credit were $1,190,000, against a collateral base of approximately $1,139,000. At January 31, 1997 the Company had cash funds available aggregating $400,358 which were available to reduce bank borrowings. The current level of borrowings is consistent with the season of the year and compares with $1,051,024 at January 31, 1996. Interest is at 1% over the bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and limited to 65% of eligible accounts receivable and 30% of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,500,000. The bank is currently in the process of renewing the line which matures April 1, 1997. The new line is expected to provide for an increase in borrowing limits and provide a $300,000 credit facility for equipment financing.

Accounts receivable at January 31, 1997 were $604,955, which reflects a 19.2% decrease compared to October 31, 1996. The decrease is primarily attributable to the seasonal decline in sales compared to October 1996, and collection of certain unusual receivables.

Inventory decreased to $1,412,194 at January 31, 1997. This 10% decrease is primarily due to management's efforts to reduce inventory levels during the slower season of the year to minimize holding costs.

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

          None.



Item 3.   Defaults Upon Senior Securities

          None.



Item 4.   Submission of Matters to Vote of Security Holders

          None.



Item 5.   Other Information

          None



Item 6.   Exhibits and Reports on Form 8-K

          A. Exhibits
               Exhibit 27 - Financial Data Schedule is filed herewith

          B. Reports on Form 8-K - not applicable

















                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Registrant:

                      INTERNATIONAL YOGURT COMPANY



Date:    March 17, 1997            By     /s/ John N. Hanna

                                          John N. Hanna, Chairman of the
                                          Board, and Chief Executive Officer


Date:    March 17, 1997            By:    /s/  W. Douglas Caudell

                                          W. Douglas Caudell,
                                          Chief Financial Officer