Form 10-Q
period 1997-04-30
INTERNATIONAL YOGURT CO
filed 1997-06-06
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

  (Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 30, 1997.

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

                   Class: Common stock outstanding at
                          April 30,   2,229,793 shares

                        INTERNATIONAL YOGURT COMPANY

                                 CONTENTS

                                                                  Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                  3 - 6

     Balance Sheet as of April 30, 1997,                          3
     (unaudited) and October 31, 1996

     Statements of Operations for the                             4
     Three Months ended April 30, 1997 and 1996
     Six Months  ended April 30, 1997 and 1996
      (all unaudited)

     Statements of Cash Flows for the                             5
     Six Months ended April 30, 1997 and 1996
      (all unaudited)

            Notes to Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of               7 - 8
            Financial Condition and Results of
            Operations


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                   9

     Item 2.  Changes in Securities                               9

     Item 3.  Defaults upon Senior Securities                     9

     Item 4.  Submission of Matters to a Vote of                  9
              Security Holders

     Item 5.  Other Information                                   9

     Item 6.  Exhibits and Reports on Form 8-K                    9


SIGNATURES                                                       10

 PART 1.   FINANCIAL INFORMATION
 Item 1.   Financial Statements

                         INTERNATIONAL YOGURT COMPANY
                                BALANCE SHEETS

                                                April 30,       October 31,
                                                  1997              1996
                 ASSETS                        (unaudited)
 Current assets
      Cash and cash equivalents              $    394,309     $    511,787
      Accounts receivable, net                    824,795          748,683
      Inventories                               1,839,452        1,569,273
      Equipment held for resale, net               28,083           28,083
      Other current assets                        251,333          209,918

   Total current assets                         3,337,972        3,067,744

 Fixed assets, net                              1,931,445        1,970,558
 Deferred tax asset                               125,000          125,000
 Intangible and other long-term assets, net       202,291          190,320

                                               $5,596,708       $5,353,622

   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
      Note payable to bank                     $1,270,000       $  939,000
      Current portion of long-term debt            82,144          108,717
      Current obligations under capital lease      33,825           33,825
      Accounts payable                            944,258        1,095,399
      Other accrued liabilities                   122,803          131,228

   Total current liabilities                    2,453,030        2,308,169
 Long-term debt payable to related parties
     and others, less current portion             183,192          186,104
 Long term obligations under
     capital lease, less current portion           83,892          100,377

        Total liabilities                       2,720,114        2,594,650

 Shareholders' equity
        Common stock, nor par value,
        30,000,000 shares authorized;
        2,247,793 shares issued                 4,695,450        4,695,450
  Accumulated deficit                          (1,781,660)      (1,911,282)
  Less common stock in treasury, 18,000 shares    (37,196)         (25,196)

     Net shareholders' equity                   2,876,594        2,758,972

                                               $5,596,708       $5,353,622


 The accompanying notes are an integral part of the financial statements.




                       INTERNATIONAL YOGURT COMPANY
                         STATEMENTS OF OPERATIONS
                               (unaudited)


                          Three months ended          Six months ended
                               April 30,                  April 30,

                         1997          1996           1997          1996

 Sales                $2,276,813    $1,831,745     $3,784,926    $3,255,367

 Cost of sales         1,432,596     1,207,236      2,533,159     2,218,940

  Gross profit           844,217       624,509      1,251,767     1,036,427

 Selling and marketing
      expenses           327,887       268,099        559,862       516,189
 General and administrative
      expenses           253,741       215,764        496,967       441,566
 Unusual expenses           -          114,527           -          114,527
  Income (loss) from
          operations     262,589        26,119        194,938       (35,855)

 Other income (expenses)
      Interest income      3,766         2,489          7,964         5,787
      Interest expense   (38,089)      (33,222)       (73,289)      (64,150)
      Other, net         (34,323)      (30,733)       (65,325)      (58,363)

 Income (loss)
     before taxes        228,266        (4,614)       129,613       (94,218)

 Provision for
     income taxes           -             -              -             -

 Net income (loss)    $  228,266    $   (4,614)     $ 129,613     $ (94,218)

 Net income (loss)
     per share             $.10         $0.00          $.06          $(.04)

 Weighted average
     number of shares
     outstanding       2,242,729     2,188,043      2,246,196     2,189,709


  The accompanying notes are an integral part of the financial statements.











                      INTERNATIONAL YOGURT COMPANY
                         STATEMENTS OF CASH FLOWS

               For the six months ended April 30, 1997 and 1996
                                (Unaudited)

                                                      1997           1996

 Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
 Net income (loss)                               $   129,622    $   (94,218)
 Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
        Depreciation                                 142,990        117,617
        Change in assets and liabilities
           Accounts receivable                       (76,112)        79,230
           Inventories                              (270,179)        71,426
           Other current assets                      (41,415)       (36,877)
           Other assets                              (11,971)        (1,288)
           Accounts payable                         (151,141)      (178,287)
           Other accrued liabilities                  (8,425)        13,205

        Net cash used by operating activities       (286,631)       (29,192)


 Cash flows from investing activities:
    Expenditures for plant and equipment            (103,877)       (73,474)
        Net cash used in investing activities       (103,877)       (73,474)

 Cash flows from financing activities:
        Net increase in line of credit               331,000         52,724
    Proceeds from bank equipment financing            15,000           -
    Payments for treasury stock purchases            (12,000)        (8,219)
    Principal payments on long term debt
       and capital leases                            (60,970)       (54,135)
        Net cash provided by (used in)
          financing activities                       273,030         (9,630)
        Net decrease in cash and equivalents        (117,478)      (112,296)

 Cash and equivalents, beginning of period           511,787        318,535

 Cash and equivalents, end of period              $  394,309     $  206,239


  The accompanying notes are an integral part of the financial statement.











                      INTERNATIONAL YOGURT COMPANY
                      NOTES TO FINANCIAL STATEMENTS


 Note A - Basis of Presentation

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1996.

Certain expenses have been reclassified to conform to the current year's presentation.


Note B - Inventories

Inventories consist of                   April 30,          October 31,
                                           1997                 1996

Finished goods                          $1,474,301           $1,175,303
Raw materials                              199,639              168,334
Packaging materials and supplies           165,512              225,636

                                        $1,839,452           $1,569,273


Note C - Income per share

Earnings per share are based on the weighted average number of shares of common stock outstanding, including common stock equivalents, during the period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The Company's sales increased 24.3% to $2,276,813 for the second quarter, and increased 16.3% to $3,784,926 for the six months ended April 30, 1997, compared to the corresponding periods in 1996. The increased sales during 1997 were primarily the result of broad sales gains in all segments, consisting of warehouse clubs, international, custom co-packing, and also in its food service segment which reversed a five year decline for that segment. The sales gains in the second quarter continued the trend from the fourth quarter of fiscal 1996 where sales increased 26.4%.

The gains were primarily due to increased demand as a result of the outstanding quality of the Company's main line products, as well as the positive response to the introduction of a number of new products. New products include SOFT SCOOP(registered trademark) ...by YO CREAM(registered trademark) a 4 oz. single serve cup of high quality frozen yogurt or sorbet specifically developed in fiscal 1996 to facilitate national distribution. This product can be stored at zero degrees compared to minus 20 degrees for most frozen dairy dessert products.

The Company is committed to remaining on the cutting edge of new product development. Therefore, at the recent National Restaurant Association Food Show, the Company introduced two categories of new products. YO CREAM PURE, is the Company's new line of nonfat soft serve frozen yogurt and low fat ice cream cups made from 100% organic milk. Pure Pleasure, Pure Food, Pure Environment!(trademark) describes the positioning of YO CREAM PURE developed in response to today's increasingly health and environmentally conscious consumer. The Company also introduced a number of fruit smoothie receipes to address this rapidly growing new product category. These receipes utilize either YO CREAM nonfat frozen yogurt, Sorbet by YO CREAM, or YO CREAM PURE.

The Company's gross profit margin for the second quarter increased to 37.1%, compared to 34.1% in the corresponding quarter in 1996, and the gross profit margin for the six months increased to 33.1%, compared to 31.8% in the corresponding period in 1996. The improvement in gross profit was primarily due to an increase in sales, a change in the sales mix to higher margin products and economies from increased production. Since this time last year, the Company has also implemented two price increases to respond to increases in certain operating costs.

Selling and marketing expenses in the second quarter remained at approximately 14.6% of sales. These expenses for the six months decreased slightly from 15.9% to 14.8% of sales. Such expenses were up in total due to the increase in sales and continued expansion of the Company's product specialist program, which has contributed to the increase in sales.

General and administrative expenses in the second quarter decreased slightly from 11.8% to 11.1% of sales. Expenses for the six months remained at approximately 13.1% of sales. Such expenses increased over the corresponding quarter in 1996 primarily due to increases in various expenses. General and administrative expenses are relatively fixed due to management's efforts to control such expenses.




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

The increased income from operations in fiscal 1997 primarily relates to the increase in sales, and improved margins. The Company's business is seasonal, with the greatest demand for frozen dessert products occurring during the summer months. Therefore, based on the significant sales gains already realized during the "slower" season of the year, and the prospects for its new products, management expects a major expansion in sales volume for the fiscal year. Accordingly, management is preparing for this growth by increasing its plant freezing and storage capacity. The facility improvements are expected to improve productivity and reduce outside storage costs. The estimated cost of this project and certain other plant improvements is $300,000 with financing to be provided by an operating lease.

 Liquidity and Capital Resources.

The company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds.

As of April 30, 1997, the Company's total borrowings under its bank line of credit were $1,270,000, against a collateral base of approximately $1,559,000. At April 30, 1997 the Company had cash funds available aggregating $394,309 which were available to reduce bank borrowings. The current level of borrowings is consistent with the season of the year and compares with $1,190,000 at April 30, 1996. Interest is at 1% over the bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and limited to 65% of eligible accounts receivable and 30% of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,700,000. The bank recently renewed the line which matures March 1, 1998. The new financing with the bank includes a $200,000 increase in the line of credit and a $300,000 credit facility for equipment financing.

Accounts receivable at April 30, 1997 were $824,795, compared to $819,481 at April 30, 1996, and $748,683 at October 31, 1996. The increase in receivables relates to the growth in sales.

Inventories at April 30, 1997 were $1,839,452, compared to $1,483,199 at April 30, 1996, and $1,569,273 at October 31, 1996. The higher level of inventories in 1997, compared to the same time last year, primarily relates to an increase in finished goods inventory necessitated by the increase in customer demand for product.

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

      None.



Item 3.   Defaults Upon Senior Securities

      None.



Item 4.   Submission of Matters to Vote of Security Holders

  At the Annual Meeting of Shareholders which was held on April 9, 1997, the shareholders reelected John Hanna, Dave Hanna, James Hanna, Bill Rush, and Carl Behnke as directors. Each of the five nominees received not less than 2,013,878 votes, or 98.7% of the shares in person or by proxy and voting. The terms for each director is one year, or until their successor shall have been elected and qualified.



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

  Registrant:

                      INTERNATIONAL YOGURT COMPANY



Date:    June 6, 1997             By     /s/  John N. Hanna
                                         John N. Hanna, Chairman of the
                                         Board, and Chief Executive Officer


Date:    June 6, 1997             By:    /s/ W. Douglas Caudell
                                         W. Douglas Caudell, Chief Financial
                                         Officer