Form 10-Q
period 1997-07-31
INTERNATIONAL YOGURT CO
filed 1997-09-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 31, 1997.

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

                    Class:  Common stock outstanding at
                            July 31,   2,219,793 shares








                              INTERNATIONAL YOGURT COMPANY

                                       CONTENTS

                                                                Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                3 - 6

      Balance Sheet as of July 31, 1997,                        3
       (unaudited) and October 31, 1996

      Statements of Operations for the                          4
      Three Months ended July 31, 1997 and 1996
      Nine months  ended July 31, 1997 and 1996
       (all unaudited)

      Statements of Cash Flows for the                          5
      Nine Months ended July 31, 1997 and 1996
      (all unaudited)

      Notes to Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of             7 - 8
            Financial Condition and Results of
            Operations


PART II	OTHER INFORMATION

   Item 1.  Legal Proceedings                                   9

   Item 2.  Changes in Securities                               9

   Item 3.  Defaults upon Senior Securities                     9

   Item 4.  Submission of Matters to a Vote of                  9
            Security Holders

   Item 5.  Other Information                                   9-10

   Item 6.  Exhibits and Reports on Form 8-K                    10


SIGNATURES                                                      10











PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        INTERNATIONAL YOGURT COMPANY
                               BALANCE SHEETS
                                               July 31,     October 31,
                                                 1997          1996
                     ASSETS                   (unaudited)
Current assets
   Cash and cash equivalents               $    394,014    $    511,787
   Accounts receivable, net                   1,019,498         748,683
   Inventories                                1,872,077       1,569,273
   Equipment held for resale, net                28,083          28,083
   Other current assets                         347,785         209,918
      Total current assets                    3,661,457       3,067,744

Fixed assets, net                             1,889,276       1,970,558
Deferred tax asset                              125,000         125,000
Intangible and other long-term assets, net      202,612         190,320

                                             $5,878,345      $5,353,622

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Note payable to bank                      $1,276,000      $  939,000
   Current portion of long-term debt             67,144         108,717
   Current obligations under capital lease       33,825          33,825
   Accounts payable                           1,071,251       1,095,399
   Other accrued liabilities                    110,195         131,228
      Total current liabilities               2,558,415       2,308,169

Long-term debt payable to related parties
   and others, less current portion             174,546         186,104
Long term obligations under
   capital lease, less current portion	      75,269         100,377
      Total liabilities                       2,808,230       2,594,650

Shareholders' equity
   Common stock, nor par value,
      30,000,000 shares authorized;
      2,247,793 shares issued                 4,695,450       4,695,450
   Accumulated deficit                       (1,578,139)     (1,911,282)
   Less common stock in treasury, 28,000 shares (47,196)        (25,196)
      Net shareholders' equity                3,070,115       2,758,972

                                             $5,878,345      $5,353,622


The accompanying notes are an integral part of the financial statements.





                        INTERNATIONAL YOGURT COMPANY
                          STATEMENTS OF OPERATIONS
                               (unaudited)

                         Three months ended            Nine months ended
                               July 31,                     July 31,

                           1997          1996          1997         1996

Sales                  $2,681,957    $2,521,312    $6,466,883   $5,776,679

Cost of sales           1,841,221     1,951,645     4,374,370    4,162,692

Gross profit              840,736       569,667     2,092,513    1,613,987

Selling and marketing
     expenses             360,561       285,067       920,445      801,258
General and administrative
     expenses             263,538       254,512       760,504      703,969
Unusual expenses              -             -             -        114,527
Income (loss) from
     operations            216,637        30,088       411,564      (5,767)

Other income (expenses)
   Interest expense        (36,951)      (35,308)     (110,240)    (99,458)
   Interest income           4,168         3,278        12,143       9,065
   Other income             19,676         9,169        19,676       9,169

Income (loss) before taxes 203,530         7,227       333,143     (86,991)

Provision for income taxes     -             -             -           -

Net income (loss)       $  203,530   $     7,227     $ 333,143   $ (86,991)

Net income (loss)per share   $.09         $0.00          $.15       $(.04)

Weighted average number
  of shares outstanding  2,223,474     2,191,011     2,244,907   2,189,977


The accompanying notes are an integral part of the financial statements.














                              INTERNATIONAL YOGURT COMPANY
                                STATEMENTS OF CASH FLOWS

                   For the nine months ended July 31, 1997 and 1996
                                     (Unaudited)

                                                     1997             1996

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)                              $  333,143       $  (86,991)
Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:
   Gain on sale of equipment                      (19,684)             -
   Depreciation                                   213,945          177,239
   Change in assets and liabilities
      Accounts receivable                        (270,815)        (178,491)
      Inventories                                (302,804)          74,398
      Other current assets                       (137,867)         (41,248)
      Other assets                                (12,292)           1,283
      Accounts payable                            (24,148)          75,619
      Other accrued liabilities                   (21,033)          52,332

Net cash provided by (used in)
   operating activities                          (241,555)          74,141

Cash flows from investing activities:
   Proceeds from sale of equipment                 29,000              -
   Expenditures for plant and equipment          (141,979)        (203,013)
      Net cash used in investing activities      (112,979)        (203,013)

Cash flows from financing activities:
   Net increase in note payable to bank           337,000           98,009
   Proceeds from issuance of long-term debt        15,000           45,983
   Proceeds from issuance of stock                    -             93,975
   Treasury stock purchased                       (22,000)          (8,219)
   Principal payments on long term debt
      and capital leases                          (93,239)         (78,973)

      Net cash provided by financing activities   236,761          150,775

Net increase (decrease) in cash and equivalents  (117,773)          21,903

Cash and equivalents, beginning of period         511,787          318,535

Cash and equivalents, end of period            $  394,014       $  340,438

The accompanying notes are an integral part of the financial statement.






                              INTERNATIONAL YOGURT COMPANY
                              NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1996.



Note B - Inventories

Inventories consist of the following:              July 31,    October  31,
                                                      1997            1996

Finished goods                                   $1,547,588     $1,175,303
Raw materials                                       139,829        168,334
Packaging materials and supplies                    184,660        225,636

                                                 $1,872,077     $1,569,273


Note C - Income per share

Income per share is computed based on the weighted average number of shares of common stock outstanding, including common stock equivalents, during the period presented.
















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The Company's sales increased 6.4% to $2,681,957 for the third quarter, and increased 11.9% to $6,466,883 for the nine months ended July 31, 1997, compared to the corresponding periods in 1996. The increased sales during 1997 were primarily the result of sales gains in warehouse clubs and international segments, as well as the introduction of new products.

The Company's main line products continue to enjoy demand because of the outstanding quality. Furthermore, there has been a positive response to the introduction of a number of new products. New products include SOFT SCOOP(R)...by YO CREAM(R), a 4 oz. single serve cup of high quality frozen yogurt or sorbet specifically developed in fiscal 1996 to facilitate national distribution. This product can be distributed at zero degrees compared to minus 20 degrees for most frozen dairy dessert products.

The Company is committed to remaining on the cutting edge of new product development. At the National Restaurant Association Food Show, earlier this year, the Company introduced YO CREAM(R) PURE. This is the Company's new line of nonfat soft serve frozen yogurt and low fat ice cream cups made from 100% organic milk. Pure Pleasure, Pure Food, Pure Environment! (Trademark) describes the positioning of YO CREAM(R) PURE developed in response to today's increasingly health and environmentally conscious consumer. The Company has also developed a new line of nonfat and nondairy smoothies which include ready-to-serve products and premixes for blender operation. The response to these products has been exceptional, opening a new vista of opportunity for branded and private branded sales.

Two new international markets have been obtained this quarter, Mexico and Indonesia. Shipments to Panama and the Philippines are expected to begin by December.

The Company's gross profit margin for the third quarter increased to 31.3%, compared to 22.6% in the corresponding quarter in 1996, and the gross profit margin for the nine months increased to 32.4%, compared to 27.9% in the corresponding period in 1996. The improvement in gross profit was primarily due to an increase in sales volume, a change in the sales mix to higher margin products, and economies from increased production. Since this time last year, the Company has also implemented a price increase to respond to increases in certain operating costs.

Selling and marketing expenses in the third quarter increased to 13.4% compared to 11.3% in 1996. These expenses for the nine months increased slightly from 13.9% to 14.2% of sales. Such expenses were up in total due to the increase in sales and continued expansion of the Company's product specialist program, which has contributed to the increase in sales. General and administrative expenses in the second quarter remained at approximately 10% of sales. Expenses for the nine months remained at approximately 12% of sales.

During the second quarter of 1996, the Company made a provision for certain unusual expenses. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately as an other expense in order to avoid distorting normal operating results. The provision reduced net income in 1996 by $114,527, or $.05 per share for the nine months ended July 31, 1996.

The increased income from operations in fiscal 1997 primarily relates to the increase in sales, and improved margins. Management is anticipating continued growth, and is preparing for it by increasing its plant freezing and storage capacity. The facility improvements are expected to improve productivity and reduce outside storage costs. The estimated cost of this project and certain other plant improvements is $340,000 with financing to be provided by an operating lease.

 Liquidity and Capital Resources.

The Company has financed its operations and expansion from bank loans, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds.

As of July 31, 1997, the Company's total borrowings under its bank line of credit were $1,276,000, against a collateral base of approximately $1,626,000. At July 31, 1997 the Company had cash funds available aggregating $394,014 which were available to reduce bank borrowings. The current level of borrowings is consistent with the season of the year and compares with $1,188,000 at July 31, 1996. Interest is at 1% over the bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and limited to 65% of eligible accounts receivable and 30% of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,700,000. The bank line of credit matures March 1, 1998.

Accounts receivable at July 31, 1997 were $1,019,498, compared to $1,052,000 at July 31, 1996, and $748,683 at October 31, 1996. The
increase over the level at year end is primarily due to the seasonal nature of the Company's business.

Inventories at July 31, 1997 were $1,872,077, compared to $1,480,000 at July 31, 1996, and $1,569,273 at October 31, 1996. The higher level of inventories in 1997, compared to the same time last year, primarily relates to an increase in finished goods inventory necessitated by the increase in customer demand for product.

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

     None.


Item 3.   Defaults Upon Senior Securities

     None.


Item 4.   Submission of Matters to Vote of Security Holders

     None.


Item 5.   Other Information

     International Yogurt Company Unveils New Marketing Strategy

     On September 12, 1997, the Company announced that in keeping with the development of the business and management's commitment to focus on broadened market opportunities, the Company, Norpac Foods, Inc, and Norpac Food Sales decided to terminate their ten-year Marketing Contract. Since 1987, Norpac has been the Company's marketing agent for its food service sales. Norpac also provided certain distribution services.

     In recent years, the Company has assumed more direct responsibility for its sales, marketing and distribution activities. This has included expanding its staff of trained product specialists who, under the new marketing strategy will make direct contact with customers, in cooperation with independent broker representatives. The new marketing strategy will also allow the Company to establish a closer relationship with the existing nationwide network of independent food brokers, who sell its products to the food service segment. In recent years, the Company has also expanded its activities in the area of product distribution. Currently, over ninety percent of the distribution of its products are handled by either buyer pickup or through transportation arranged by the Company.

     The Company has also entered into a non-exclusive Distribution Agreement with Norpac, which provides that the Company may continue to use Norpac's distribution system, and certain other services previously provided to the Company by Norpac, as requested from time to time by the Company. The Distribution Agreement runs through December 31, 1998, unless extended by mutual agreement of the parties.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits:

     10.2 Distribution Agreement, dated as of September 1, 1997, between the Company, Norpac Foods, Inc., and Robert Arneson, Sales Agent, Inc., dba Norpac Food Sales, is filed herewith.

     27.1   Financial Data Schedule is filed herewith

B.   Reports on Form 8-K - not applicable



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

                        INTERNATIONAL YOGURT COMPANY



Date:   September 15, 1997        By     /s/  John N. Hanna
                                         John N. Hanna, Chairman of the
                                         Board, and Chief Executive Officer


Date:   September 15, 1997        By:    /s/  W. Douglas Caudell
                                         W.  Douglas Caudell, Chief
                                         Financial Officer