Form 10-K
period 1997-10-31
INTERNATIONAL YOGURT CO
filed 1998-01-29
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1997.

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

                    YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,556,878 at January 23, 1998, based upon the average bid and asked prices of the common stock on that date.

At January 23, 1998 there were 2,251,793 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                        Part of Form 10-K into
Document                                which Incorporated

Portions of Proxy Statement for
1998 Annual Meeting of Shareholders          Part III

                             TABLE OF CONTENTS


PART I                                                           Page

       Item 1.  BUSINESS..........................................4
       Item 2.  PROPERTIES........................................13
       Item 3.  LEGAL PROCEEDINGS.................................13
       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS...........................................14



PART II

       Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDERS MATTERS......................14
       Item 6.  SELECTED FINANCIAL DATA...........................15
       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS....................................16
       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA..............................................20
       Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE............20



PART III

       Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT........................................21
       Item 11. EXECUTIVE COMPENSATION............................21
       Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.............................21
       Item 13. CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS......................................21



PART IV

       Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K...........................21



SIGNATURES........................................................24

                                 PART I

Item 1:  BUSINESS

General

      International Yogurt Company (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to its present name. The Company makes, markets and sells frozen yogurt, sorbet, smoothie, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company markets and sells these products to and through a variety of businesses and outlets, including super-markets, grocery stores, convenience stores, restaurants, hospitals, school district food services, military installations, yogurt shops, fast food chains, discount club warehouses, and other types of outlets. The Company's primary product is YO CREAM (R) frozen yogurt, which is distributed and sold nationwide. The Company also produces SORBET by YO CREAM, YO CREAM PURE made from 100% organic milk, YO CREAM THE SMOOTHIE WAY, THE COMPLETE FRUIT SMOOTHIE, and premium, lowfat, or nonfat ice creams. The Company's general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry

     The YO CREAM brand frozen yogurt, smoothies and sorbet products produced by the Company constitute only a portion of the relevant frozen dessert industry. The industry produces a diverse range of products, many of which compete directly with the Company's YO CREAM frozen yogurt, smoothies and sorbet products.

     Many types of retail outlets make available to the public the Company's Yo Cream frozen yogurt, smoothies and sorbet products as well as other manufacturer's frozen yogurt products and frozen dessert and snack items, with many outlets offering competing products of several manufacturers. The retail consumer may obtain the Company's products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to supermarkets and discount club warehouse types of facilities, as well as from many medium-sized businesses. Food service outlets or institutions, such as restaurants, hospitals, and school districts, typically offer frozen desserts and snacks of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts and snacks are often viewed as premium products, and are somewhat resistant to finely-tuned price competition. However, larger institutional customers for frozen dessert and snack products often enter into contracts on the basis of price. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

     Customers are motivated to purchase frozen desert and snack products on the basis of taste, reputation, quality and price. Premium products tend to be less sensitive to price. Some consumers will choose one frozen dessert and snack product over another for health related reasons such as ingredients, calories and additives. Manufacturers of frozen dessert and snack products may make claims relating to the healthfulness of their products, including soy-based frozen dessert products, as well as other non-fat or synthetic fat products. Frozen dessert and snack products also compete with many other varieties of food and dessert items.

     Frozen yogurt products have gained wider acceptance and identification by a greater variety of demographic groups than when first introduced into the frozen yogurt marketplace. The Company believes that frozen dessert and snack products appeal to and are purchased by persons of all age groups and both sexes. The claims of certain manufacturers related to the healthfulness of their products may also increase the acceptance of those frozen dessert and snack products.

The Company

     International Yogurt Company operates within the health oriented frozen dessert, snack, and novelty business. Focus is placed on manufacturing superior quality soft serve and hardpack products (e.g. frozen yogurt, organic, sorbet, etc.) for regional, national, and worldwide foodservice and retail markets. International Yogurt Company's expertise in nationwide distribution, foodservice sales/marketing, R&D (e.g. new product development) and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (e.g. combined efforts with Norpac's nationwide distribution system, Cascadian Farm, etc.). These relationships are developed to increase volume growth and profitability within those markets served by the Company. International Yogurt Company's foodservice YO CREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. For companies for which International Yogurt Company manufactures (e.g.Costco, Cascadian Farm, Western Family, SYSCO, etc.), International Yogurt Company is committed to providing outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

     The Company's marketing strategy is to build customer brand awareness and loyalty, as well as to develop and expand YO CREAM consumer brand identification, by offering a broad selection of premium frozen yogurt and sorbet products. The Company believes it can achieve greater brand identification and loyalty through advertising the features and benefits of its products, including the successes it has enjoyed in certain competitive taste tests of its frozen yogurt products. The Company also considers the broad distribution of its product critical to sales growth, with its products now available in 49 states. The Company will continue to strive for greater distribution penetration within each of those states.

     On September 8, 1987 the Company entered into a 10-year exclusive marketing agreement with Norpac Foods, Inc. ("Norpac") based in Stayton, Oregon. Under this agreement, as amended, Norpac was the Company's exclusive sales agent, subject to certain exceptions, for the sale of the Company's frozen yogurt and sorbet products to the restaurant and foodservice institutional industry. While the Company had the option to continue the contract for an additional five years, the Company and Norpac mutually and cooperatively agreed to a termination. A new interim Distribution Agreement was executed continuing the availability of Norpac's distribution system for the Company's products for a transitional period. However, the Company's internal traffic department is now arranging over ninety percent of the distribution of its products by means of buyer pick up or through transportation arranged by the company.


     By August, 1989, the Company ceased the direct sale of its products through Company-owned restaurants. The management of the Company decided that the capital and other resources of the Company should be devoted exclusively to the manufacturing and wholesale business.

     The Company's management also believes that its ability to respond innovatively to and take advantage of changes in the retail, foodservice, and packaging industries will permit greater availability and acceptance of its products. For example, single serving containers are popular with some consumers and sales channels and currently smoothie products are in demand.

     In 1993, the Company began a concerted effort to obtain copacking and private label business. The Company was successful in obtaining a contract to copack the organically grown, All Fruit Sorbet produced for Cascadian Farm, a majority owned subsidiary of Trefoil Natural Foods. In November 1994, Cascadian Farm added to its contract with the Company its organic frozen yogurt and ice cream lines as well. In September 1996, the Company entered into a new agreement with Western Family for co-packing Western Family's own brand of nonfat frozen yogurt hardpack in 1/2 gallon containers.

     In January 1996, the Company entered into a signage/sponsorship agreement with the Oregon Arena Corporation, owner of the Rose Garden Arena in Portland, Oregon. The Rose Garden is the principal home arena for the National Basketball Association franchise for the Portland Trail Blazers professional basketball team. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt, sorbet, and soft serve ice creams within the Arena. The Company has developed a special product called Blazers Swirl, a nonfat combination of non-dairy sorbet and nonfat frozen yogurt that is being featured in the Arena.

     In 1996, the Company began a nationwide introduction of 4 oz. single serve cups of nonfat frozen yogurt and non-dairy sorbet products. These products were introduced under the Company's own brand of "Soft Scoop by Yo Cream" and under SYSCO's nationwide "Cool N' Classy " brand. The Company is the only supplier to SYSCO for this product.

     As part of the transition from Norpac, the Company has developed its own
marketing, sales, and logistical departments.   A Director of Sales &
Marketing teams with Regional Sales Managers, who in turn work with 40 independent foodservice brokers on a nationwide basis. While the Company's traffic department now arranges over 90% of its product shipments, a Distribution Agreement signed with Norpac in September 1997 enables the Company to access Norpac's extensive distribution system as needed.

     The results since the Norpac disengagement have included significantly increased product line focus, improved broker & customer support, and double-digit sales growth.

     In June 1997, the Company announced a marketing agreement with Pocahontas Foods USA, to jointly sell a branded counter-top freezer concept, merchandising both SOFT SCOOP and YO CREAM Pure 4 oz. cup products. Pocahontas, a sales and marketing association of 140 independent foodservice distributors nationwide, has bundled YO CREAM as the sole dessert/snack concept into an innovative branding program. The branded program is designed to deliver foodservice operators a bundle of interchangeable consumer recognized branded food concepts, including YO CREAM.

     In May 1997, the Company launched YO CREAM, THE SMOOTHIE WAY, a smoothie line featuring dairy and non-dairy base mixes, with recipes for blender operation. While smoothies have been available for some time, the market in 1997 exploded. Juice and smoothie bar concepts grew 30% and are expected to grow at a higher rate in 1998. The trend is being driven by the American consumer's interest in finding healthy foods that are satisfying and tasty. Key Northwest-based foodservice operators like Burgerville, Coffee People, and Taco Del Mar are YO CREAM, THE SMOOTHIE WAY customers. Major national accounts are currently testing the concept with the prospect of introducing it sometime during the current year.

     In October 1997, the Company successfully test marketed YO CREAM, THE COMPLETE FRUIT SMOOTHIE, an all natural complete fruit smoothie mix to be dispensed from a smoothie machine or beverage dispenser and requiring no additional fruit, ice, or juice. This smoothie line has been developed for high-volume operators like concession stands, dining halls, and "all you can eat" restaurant operators, many of which would have operational difficulties mixing, chopping, and measuring ingredients prior to blending the final smoothie product. YO CREAM, THE COMPLETE FRUIT SMOOTHIE can be dispensed in a few seconds, while it may take minutes to make a smoothie with a blender. The product line is expected to officially introduced to the marketplace in February, 1998, although it is already being tested in several locations of a major national chain.

     International sales are selectively pursued by the Company on the basis of ease of distribution and profitability. Marketing and sales abroad are currently occurring in Canada, Mexico, Italy and the Pacific Rim.

     The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce and distribute unique high quality and good-for-you products.


Merchandise

     The Company makes, markets and sells frozen yogurt in premium, lowfat, and nonfat flavors, smoothies in a variety of flavors, and non-dairy sorbet in a variety of flavors, as well as organic yogurt, organic ice cream and other frozen desserts and snacks. These frozen products are available in both soft serve liquid mix and hard pack forms.

     As of January 23, 1998, the Company had available for sale the following products and flavors under its own YO CREAM brand name:

YO CREAM                   YO CREAM PURE - ORGANIC    SORBET . . .
Premium Soft Serve Mix     Non-fat Soft Serve         BY YO CREAM

Cheesecake Supreme         Chocolate Sensation        Kiwi Strawberry Splash
Dutch Chocolate            Strawberry Fields          Very Berry
French Vanilla             Pure Vanilla               Lemony Lime
Milk Chocolate                                        Mango Tango
Peanut Butter              SPECIALTY PRODUCTS         Orange Burst
Praline 'n Cream
Strawberry                 Vanilla Shake Base         YO CREAM "FREE"
Vanilla                                               SUGAR FREE
                           YO CREAM PURE - ORGANIC
                           Low Fat Hard Pack          Chocolate
YO CREAM                   Ice Cream  45/4oz.         Strawberry
Nonfat Soft Serve                                     Vanilla
                           Chocolate                  Raspberry
Apple Spice                Strawberry                 Blueberry
Blueberry Burst            Vanilla                    Cafe' au Lait
Butter Brickle                (also 1 1/2 gallon)
Cable Car Chocolate                                   YO CREAM,
Cappuccino                                            THE SMOOTHIE WAY
Cherry Almond              YOGURT STAND
Chocolate Classic          Nonfat Soft Serve          (Smoothie recipes for
Country Vanilla                                       blender operation
Egg Nog                    Chocolate                  utilizing various
Fancy French Vanilla       Strawberry                 YO CREAM dairy and
Georgia Peach              Vanilla                    non-dairy products.)
"Holiday" Chocolate Mint
Irish Mint                 YO CREAM                   YO CREAM
Island Banana              SOFT SCOOP - 4 Ounce       3 Gal SOFT SCOOP
Kahlua                                                -Premium
Luscious Lemon             Chocolate Nonfat           (with condiments)
New York Cheesecake        Strawberry Nonfat
Outrageous Orange          Vanilla Nonfat             Chunky Cherry Almond
Peanut Butter              Very Berry Sorbet          Choc. Chip Chocolate
Pecan Praline              Very Berry Sorbet/         Chocolate Java Swirl
Peppermint Stick            Nonfat Vanilla Frozen     Peaches 'n Cream
Pumpkin                      Yogurt Swirl             Rocky Road
Very Strawberry                                       Pecan Praline
Very Boysenberry
Very Raspberry             WESTERN FAMILY
White Chocolate             Half gallon               YO CREAM
      Macadamia                                       3 Gal SOFT SCOOP
                           Chocolate                  - Standard
YO CREAM Non-dairy         Vanilla                     (without condiments)
Nonfat SMOOTHIE Pre-mix    Raspberry
(THE COMPLETE FRUIT        Cherry Cheesecake          Mountain Boysenberry
    SMOOTHIE)              Strawberry                 Raspberry Royal
Berry Banana               Peach                      Strawberry Sensation
Island Lime                Cappuccino                 Swiss Chocolate
Mango Sunrise              Vanilla/Chocolate          Alpine Vanilla
Orange Squeeze             Strawberry/Banana


BLAZER SWIRL . . . BY YO CREAM                        YO CAFFE LATTE
         8 ounce cup
Very Berry Sorbet/Vanilla Frozen Yogurt               Regular


     The Company sells the soft serve liquid mix form to food service customers who dispense it through a soft serve frozen dessert machine. This form is also available in an unflavored natural form which permits the customer to add desired flavors. In fiscal year 1997, the soft serve liquid mix product accounted for approximately 63% of the Company's case sales.

     Hard pack products are available in pint and 1/2 gallon containers to supermarkets, which price them competitively with ice cream and other related products. The Company also markets and sells its hard pack frozen dessert products in 4 oz., 8 oz., and three gallon containers to food service customers. Such hard pack products are also produced under private label for Western Family , Cascadian Farm, and Sysco. In fiscal year 1997, hard pack products of all type containers accounted for approximately 37% of the Company's case sales.

     Two new lines of hard pack frozen yogurt products were introduced in late 1994, a premium pint line and a half gallon line. Presently, half gallon hard pack products are being produced for Western Family in a variety of flavors.

    The Company is also selling frozen yogurt products with no sugar added, which are sweetened with aspartame. This product was introduced to the market place in the spring of 1991, and in 1997 it accounted for approximately 3% of total case sales.

     The Company has developed a lower cost line of products under the label YOGURT STAND designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Company's products includes three flavors and a plain mix that can be flavored by the end user with flavor packets bearing the YOGURT STAND label.

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

     In May of 1993, the Company introduced a yogurt-coffee beverage called YO CREAM Caffe' Latte'. It is a ready to serve product that can be poured over ice and served as a refreshing beverage.

     SORBET by YO CREAM is a product developed by the Company in 1995. It is a high quality non-dairy product produced in several flavors in hardpack and soft serve form.

     YO CREAM PURE is a new product developed and introduced by the company in 1997. Made from 100% organic milk, all natural ingredients, and pasteurized, YO CREAM PURE is targeted toward health conscious people who believe in the benefits of organic foods. The line includes both nonfat soft serve and lowfat hardpack ice creams which are available in the most popular flavors.

     YO CREAM, THE SMOOTHIE WAY was introduced in May 1997 and is a smoothie concept utilizing blenders. It consists of recipes designed to use a variety of YO CREAM mixes. The base mix may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix.

     YO CREAM (THE COMPLETE FRUIT SMOOTHIE), is expected to be officially launched in February 1998, is an innovative, all-natural, nonfat and non-dairy complete fruit smoothie mix designed to be dispensed from a smoothie machine or frozen beverage dispenser. Available in four all-natural, nonfat, non-dairy fruit flavors, the product requires no additions of fruit, ice, or juice to make a smoothie. An operator simply pours it directly into a smoothie machine or beverage dispenser.

     Other products manufactured by the Company include organic sorbets and ice creams that are packed under a customer's private label brand and a soft serve lowfat ice cream mix sold to the Rose Garden Arena in Portland, Oregon.


Manufacturing Process

     All of the manufacturing and packaging of the Company's products for domestic sales occurs at its plant in Portland, Oregon. The Company utilizes a Canadian dairy as a copacker for production of its products for the Canadian market. All other products for international sales are produced in Portland and then containerized to be shipped out of the Port of Portland.

     While the manufacturing plant is capable of producing a full range of dairy products and other fluid items, it primarily is utilized to produce yogurt, ice cream, sorbet and smoothies. The facility is a fully licensed dairy and pasteurizes its products under U.S.D.A. certification and inspection. One unique feature of the facility is its ability to produce under Organic Certification, organic ice creams, yogurts, and sorbets. Throughout the facility, both organic and non-organic products can be processed and packaged simultaneously while maintaining separation.

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

     Fiscal 1997 has seen both a leveling out of production fluctuation and an increase in overall plant utilization. Plant utilization has risen from approximately 30% to approximately 45%. Management expects to see plant utilization increase further in the 1998 fiscal year, primarily from the Company's specialty products and through copacking and private label business.

Inventory and Backlog

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


Distribution and Significant Customers

     The Company's products are distributed in 49 states. Distribution is facilitated by buyer pick up or by transportation arranged by the Company. The Company's products are generally shipped domestically on refrigerated trucks to all domestic locations. The Company has also entered into a Distribution Agreement with Norpac Foods, Inc. that enables the distribution of the Company's products on trucks pooled with Norpac products.

     The portion of the Company's sales to U.S. Government agencies or institutions, such as sales to the Army, would not be material to the Company in the event of a cancellation of those contracts.

     During the year ended October 31, 1997 case volume to the Company's two largest customers were 30.1% (Costco) and 29.7% (Cascadian Farm) of total case volume for the year.

Research and Development

     The Company's research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. This process has also occurred on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and no sugar added frozen products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. The most recent development of new products is a line of smoothie products for blending or automated operation. The Company's development activities occur at the Portland, Oregon facility. Although a precise separation of accounts is not available, the Company estimates total research and development expenditures for the year ended October 31, 1997, to have been $134,000, compared with $104,000 and $82,000 for the years ended October 31, 1996 and 1995.

Advertising and Promotion

     During the year ended October 31, 1997 such expenses totalled approximately $492,000 representing 5.7% of net sales. This compares to $452,000, or 5.7% of net sales for the year ended in October 1996 and $231,000, or 3.1% of net sales in the year ended October 31, 1995.


Seasonality

     The Company's sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained.

Suppliers

     Suppliers of the primary ingredient of the Company's products, raw milk, are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical to the Company's products, the Company prefers local suppliers. The Company's largest supplier of raw milk supplied approximately 89.2% of the Company's needs in fiscal year 1997 and the second largest supplier provided approximately 10.8%. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.

Competition

     The Company's products constitute a portion of a greater market which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Company's products is very competitive both because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Many of the companies that produce products which compete with those of the Company are substantially larger and have significantly greater resources. In addition, increased competition from the established manufacturers and distributors of frozen desserts and ice cream products can be expected in the future as a result of their increased involvement in the frozen yogurt, sorbet, and smoothie business.

     The Company competes against different sets of manufacturers for each product it markets. The Company's principal competitors for soft serve products include Colombo (General Mills), Dannon, Eskimo Pie, and Honey Hill Farms (Greater Pacific Food Holdings). Key competitors for the Company's hard pack frozen yogurt products include Ben and Jerry's, Dryers, Haagen Dazs, and Wells Blue Bunny. Chief smoothie product competitors include Colombo, Freshens, Miss Karen's, and Skigo (Quaker Oats). In addition to the large primary competitors identified, the Company competes against numerous small local and regional competitors.

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



Trademarks and Trade Names

     The Company registered as a trademark the name of its primary product, YO CREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Company's products use that basic trade name with other words or designations, such as YO CREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO," "PURE PLEASURE," "YOGURT STAND," "PURE PLEASURE, PURE FOOD, PURE ENVIRONMENT," "IT'S A BELIEF, IT'S A LIFESTYLE," "SOFT SCOOP" and "YO CAFFE'". The Company has registered or intends to register these trademarks in the United States and may register the trademark YO CREAM in other foreign countries.

Employees

     The Company employed 42 persons at October 31, 1997, all of whom were full-time (35 hours per week or more.) None of the Company's employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Company's sales representatives of approximately 250 persons are mostly independent and paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.



Item 2:  PROPERTIES

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

   The lease of the Company's production and office facilities expired on May 14, 1994 and the Company exercised its option to purchase the property. In order to preserve capital, the Board of Directors decided that the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. The facility lease has 12 years remaining and provides for a base rent of $9,600 per month for the next three years and then increases approximately 3% per year thereafter.

     Other materially important property of the Company includes certain equipment which it utilizes to manufacture and distribute its frozen yogurt products, including standard dairy equipment, holding tanks and refrigeration units. In addition, the company leases other equipment under capital and operating leases.


Item 3:  LEGAL PROCEEDINGS

     As of the date of this Annual Report on Form 10-K, the Company had no material litigation pending against it.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 1997.




                                 PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS.

     The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 23, 1998, there were 2,251,793 shares of the common stock outstanding and there were 199 shareholders of record estimated to represent approximately 900 beneficial holders based on the number of individual participants in security position listings. On January 23, 1998 the closing bid and asked prices were $3-1/4 and $3-1/2, respectively.

     The following table sets forth the high and low closing bid quotations for quarterly periods in the two twelve month periods ended October 31, 1997 and October 31, 1996. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Twelve months Ended October 31, 1997              High         Low
          August 1, 1997   - October 31, 1997        $ 2 7/16       $1 29/32
          May 1, 1997      - July 31, 1997             2 3/16        2
          February 1, 1997 - April 30, 1997            2 31/64       2 3/16
          November 1, 1996 - January 31, 1997          3 1/8         2 17/32
     Twelve months Ended October 31, 1996              High         Low
          August 1, 1996   - October 31, 1996        $ 2 1/4       $ 2
          May 1, 1996      - July 31, 1996             2 1/4         2
          February 1, 1996 - April 30, 1996            2 15/16       1 9/16
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

Item 6:  SELECTED FINANCIAL DATA.

     The following selected financial data set forth below as of, and for the fiscal years ended October 31, 1997, 1996 and 1995 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The balance sheet data as of October 31, 1995, 1994, and 1993 as well as the Statement of Operations data for the fiscal years ended October 31, 1994 and 1993, are derived from financial statements not included herein.

                                         October 31

Balance Sheets                  1997         1996         1995         1994
  1993
Total Current Assets         $3,380,607    $3,067,744   $2,876,583 $2,924,075
$2,333,968

Total Assets                  5,810,593     5,353,622    5,036,716  4,953,187
 4,076,507
Long-term Debt                  222,975       286,481      278,498    294,822
   273,466

Shareholder's Equity          3,185,918     2,758,972    2,679,443  2,315,075
1,882,739

Statements of                 For the Years Ended October 31,
Earnings
                                1997         1996         1995         1994
  1993
Revenues                      $8,677,547   $7,922,144   7,348,531  $6,911,252
$6,387,989

Income from
Operations (1)                   386,318      104,729     312,820     187,952
   292,718

Net Income                       433,546        6,773     304,884      61,888
   175,101

Net Income per
Share                                .19          .00         .14         .03
      .07

<F1>
(1) Income from operations in 1996 is after deduction of unusual expenses amounting to $143,527.




Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

     The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Company's ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Company's products; and the Company's ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its co-packing relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Company's operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

     The Company's revenues were $8,677,547, $7,922,144, and $7,348,531 for the years ended October 31, 1997, 1996 and 1995, respectively. Revenues increased 9.5% in 1997 primarily as the result of sales gains in warehouse clubs and international segments, as well as the introduction of new products.

     The revenue gains of 9.5% in 1997, 7.8% in 1996, and 6.3% in 1995 over the prior year are reflective of the Company's basic strategy. Fundamental to this strategy is the competitive success of the Company's products and the introduction of cutting edge new products. The successes are also due to an established national distribution system including a network of brokers and distributors, expanded direct sales activity, and alliances with other national companies. Management expects this trend to continue as it executes its aggressive growth plan, which includes expanded alliances with other national companies, intensified direct sales activity, and the introduction of new products.

     The new products introduced in the last two years include Soft Scoop by YO CREAM which is a 4 oz single serve cup of frozen yogurt or sorbet specifically developed in 1996 to facilitate national distribution. This product can be distributed at zero degrees compared to minus twenty degrees for most frozen dairy dessert products. At the National Restaurant Association Food Show in May 1997, the Company introduced YO CREAM PURE.
This is the Company's new line of nonfat soft serve frozen yogurt and low fat ice cream cups made from 100% organic milk. The product was developed in response to today's increasingly health and environmentally conscious consumer. The Company has also developed a new line of nonfat and nondairy YO CREAM SMOOOTHIES which include ready-to-serve products (THE COMPLETE FRUIT SMOOTHIE)and premixes for blender operation (YO CREAM, THE SMOOTHIE WAY).
The response to these products has been exceptional, opening a new vista of opportunity for branded and private branded sales. Near the end of the fiscal year the YO CREAM branded smoothies were introduced into the Burgerville and Taco Del Mar restaurant chains. Subsequent to the end of the fiscal year, Costco selected the Company's Smoothies for introduction into its Food Courts. Other significant contracts are pending.

     Food service sales, which represent approximately 46% of sales, showed substantial improvement over the prior year, and would have contributed to a significant increase in overall sales had it not been for the loss of one major, low margin account. This lost account was replaced with higher margin business. Management believes that the improvement in this segment is primarily due to the program of establishing its own regional sales managers and product specialists.(See ANNUAL REPORT, "Marketing Strategy.")
Management also believes that the results will continue to improve in the future as the regional sales managers are able to work closely with the national network of brokers and distributors.

     Two new international markets were obtained in late fiscal 1997, Mexico and Indonesia. The Company expects to expand sales into these markets in the future. Shipments to Panama and the Philippines are expected during the first quarter of fiscal 1998.

     The Company is also in the process of developing other strategic alliances with national companies that are expected to increase both branded and private branded sales.

     The cost of sales, as a percentage of revenues, were 69.3%, 71.1%, and 69.3% in 1997, 1996 and 1995 respectively, with corresponding gross profit margins of 30.7%, 28.9%, and 30.7% for the same periods. During fiscal 1997 margins improved due to increased sales activity, and price increases which were implemented earlier in the year. During fiscal 1996 margins decreased as a result of aggressive pricing earlier in the year to gain market share, and additional costs associated with business expansion. Increases were also experienced in the cost of ingredients, transportation, and warehousing. However, as a result of the Company's analysis of both market conditions and its costs, the Company increased prices during the fourth quarter in the food service and certain other segments of its business. The increase in the gross margin for 1995, as compared to 1994, was primarily the result of increased production efficiencies.

     Production has increased, but is below plant capacity. Therefore, in the absence of increases in direct costs, management believes that the economies of scale from increased sales and production could result in improvements in gross profit margin and net income in the future.

     Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 1997, 1996 and 1995 were 14.8%, 14.1%, and 12.4%
respectively. While such expenses are a direct function of sales and will vary in dollar amount in relation to the level of sales, management has exercised care in controlling these costs. The increase in such expenses in 1997 primarily relates to payroll and travel costs related to the addition of regional sales managers/product specialists, and increased sales activity. The increase in 1996 also reflects the Company's expanded marketing and sales activity.

     The development of its own regional sales managers/product specialists has given the Company an increased level of direct contact with brokers and distributors, and enabled the Company to effectively assume the role previously performed by Norpac. For the ten-year period up to September 1987, Norpac was the exclusive sales agent, subject to certain exceptions, for the sale of the Company's products to the foodservice institutional industry. Under the terms of a Distribution Agreement executed in September 1997, Norpac will continue to make its distribution system available through December 1998. However, less than 10% of the Company's sales are presently facilitated through the Norpac system and management believes that these can be handled adequately through the Company's expanded traffic facilities at the appropriate time.

     General and administrative expenses for the years ended October 31, 1997, 1996 and 1995, as a percentage of revenues, were 11.4%, 11.6%, and 14.0% respectively. Management has exercised careful control over these costs. Furthermore, management believes that the relatively fixed nature of these costs are such that net income will be favorably effected as expected higher sales levels are achieved.

     During 1996, the Company made a provision for certain unusual expenses aggregating $143,527. The provision was primarily for a reserve against receivables recognized in prior years for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately in order to readily identify amounts. The provision reduced net earnings by $143,527, or $.07 per share in 1996.

     Income from operations for the years ended October 31, 1997, 1996 and 1995 was $386,318, $104,729, and $312,820 respectively. As a percentage of revenues, income from operations was 4.5%, 1.3%, and 4.3% respectively. The results for 1997 improved as a result of the improvement in gross profit, and the lack of provision for unusual expenses. The results for 1996 decreased in comparison to 1995 primarily due to the decrease in gross profit, and the provision for unusual expenses described above. Were it not for the provision for unusual expenses, the income from operations in 1996 would have been 3.1%.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS
109). This standard requires, among other things, the recognition of future tax benefits for net operating loss carryforwards (NOL's), to the extent that realization of such benefits is more likely than not. As a result of an evaluation of the future benefit of the Company's NOL's, the Company increased the carrying value of its net noncurrent deferred tax asset by $159,000 in 1997, and $125,000 in 1995, which resulted in a corresponding increase in net income. At October 31, 1997, the Company had federal and state NOL's aggregating approximately $3,100,000 and $2,100,000,respectively, which may be used to offset taxable income, if any, in future years. The Company has not recognized the full expected benefit of these NOL's. In future years, as earnings are realized, the Company will be recognizing the remaining tax benefit of such NOL's.

     Net income for the years ended October 31, 1997, 1995 and 1994 was $433,546, $6,773, and $304,884 respectively. Net income for 1997 was up over 1996 due to improved margins, the tax benefit of the NOL's recognized in 1997, and the provision for unusual expenses in 1996. Net income for 1996 was less than 1995 due to the provision for unusual expenses in 1996, as well as the decrease in gross profit margin and increase in selling and marketing expenses in 1996, and the tax benefit of NOL's recognized in 1995.


Capital Resources and Liquidity

     During the past three years, the Company has financed its operations and expansion with stock sales, bank loans, capital leases, operating leases, and internally generated funds.

     During 1996, the Company received $105,500 from subscriptions for 52,750 shares of unregistered common stock through a private placement. The related expenses were $11,526.

     During 1997, the Company entered into an operating lease relating to certain assets utilized in its production process. (See footnote N of the Financial Statements for a description of this lease.)

     At October 31, 1997, the Company's total borrowings under its bank line of credit were $1,337,000, while the total amount available under the line was $1,540,154. Interest is at 1 percent over that bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and limited to 65 percent of eligible accounts receivable and 30 percent of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,700,000. The line of credit is subject to renewal by March 1, 1998. Although management expects the bank to renew its line of credit, there can be no guarantee of that renewal.

     Accounts receivable at October 31, 1997 and 1996 were $828,860 and $748,683, respectively, which management considers to be in the normal course of business.

     Inventories at October 31, 1997 and 1996 were $1,808,201 and $1,569,273, respectively. The increase in 1997 is primarily due to a higher level of finished goods inventory.

     At October 31, 1997, the Company had working capital of $978,907. The Company believes its existing assets, bank lines of credit, along with revenues from operations, will be sufficient to fund the Company's operations through the end of fiscal year 1997. The Company believes that the impact of inflation on net income has been minimal for fiscal years 1997, 1996 and 1995.

     The Company leases its offices and production facilities. The lease has a remaining term of 12 years with renewal provisions and provides for a base rent of $9,600 per month for the next three years and then increasing at approximately 3% per year thereafter.

     The Company is in the process of evaluating its capital expenditure plans for fiscal 1998, which are not expected to exceed approximately $300,000. Financing for the capital expenditures are available under an existing equipment financing facility with its lender.

     During 1997, as part of the planning for the transition from Norpac, the Company evaluated its computer system requirements and tested its systems for year 2000 compliance. As a result of this evaluation, the Company upgraded a portion of its computer systems which are now all in compliance. The cost of this change was not material.



Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item 8 is submitted as Appendix A to this report.



Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


































                                PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION REGARDING MANAGEMENT AND DIRECTORS" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 11:  EXECUTIVE COMPENSATION.

     The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.


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

    10.24      Distribution Agreement, dated as of              vi
               September 1, 1997, between the Company,
               Norpac Foods, Inc., and Robert Arneson,
               Sales Agent, Inc., dba Norpac Food Sales

    27.1       Financial Data Schedule is filed herewith




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

    vi Incorporated herein by reference from the Company's Quarterly report form 10-Q for the quarter ended
               July 31, 1997.


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

INTERNATIONAL YOGURT COMPANY         Dated:  January 29, 1998


By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ John N. Hanna                Dated:  January 29, 1998
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


By:  /s/ David J. Hanna               Dated:  January 29, 1998
     David J. Hanna
     Director


By:  /s/ James S. Hanna               Dated:  January 29, 1998
     James S. Hanna
     Director


By:  /s/Carl G. Behnke                Dated:  January 29, 1998
     Carl G. Behnke
     Director


By:  /s/ William J. Rush              Dated:  January 29, 1998
     William J. Rush
     Director


By:  /s/ W. Douglas Caudell           Dated:  January 29, 1998
     W. Douglas Caudell
     Chief Financial Officer








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

                    International Yogurt Company
                            APPENDIX A
                    INDEX TO FINANCIAL STATEMENTS


The following financial statements of International Yogurt Company and related reports of independent accountants are included as Item 8 and Item 14(a)(1):

                                                                 Page

Report of Independent Accountants - Grant Thornton LLP            A-1

Balance Sheets at October 31, 1997 and 1996                       A-2

Statements of Earnings for the years ended October 31, 1997,
   1996 and 1995                                                  A-3

Statement of Shareholders' Equity for the years ended October 31,
   1997, 1996 and 1995                                            A-4

Statements of Cash Flows for the years ended October 31, 1997,
   1996 and 1995                                                  A-5

Notes to the Financial Statements                          A-6 - A-16



No financial statement schedules are included in Item 14(a)(2) as no required schedules are applicable to International Yogurt Company for the years ended October 31, 1997, 1996 and 1995.

           Report of Independent Certified Public Accountants


Board of Directors and Shareholders
International Yogurt Company

We have audited the balance sheets of International Yogurt Company as of October 31, 1997 and 1996, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Yogurt Company as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



Grant Thornton LLP
Portland, Oregon
January 9, 1998

                    International Yogurt Company
                          BALANCE SHEETS
                            October 31,
                                                  1997            1996
ASSETS
Current assets
  Cash and cash equivalents                    $  414,194     $ 511,787
  Trade accounts receivable,
    net of allowance for doubtful accounts
    of $14,584 in 1997 and $106,238 in 1996       828,860       748,683
  Inventories                                   1,808,201     1,569,273
  Equipment held for resale                        23,083        28,083
  Other current assets                            306,269       209,918

               Total current assets             3,380,607     3,067,744

Fixed assets, net                               1,918,956     1,970,558
Deferred income taxes                             284,000       125,000
Intangible and other long-term assets, net        227,030       190,320

                                               $5,810,593    $5,353,622
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable to bank                         $1,337,000      $939,000
  Current portion of long-term debt                38,329       108,717
  Current obligations under capital leases         36,862        33,825
  Accounts payable                                928,942     1,095,399
  Other accrued liabilities                        60,567       131,228

               Total current liabilities        2,401,700     2,308,169

Long-term debt, less current portion              159,549       186,104
Long-term obligations under capital leases,
  less current portion                             63,426       100,377

               Total liabilities                2,624,675     2,594,650

Commitments                                          -             -

Shareholders' equity
  Preferred stock, no par value,
    5,000,000 shares authorized,
    none issued and outstanding                      -             -
  Common stock, no par value,
    30,000,000 shares authorized                4,710,850     4,695,450
  Accumulated deficit                          (1,477,736)   (1,911,282)

                                                3,233,114     2,784,168
  Less common stock in treasury - at cost         (47,196)      (25,196)

              Net shareholders' equity          3,185,918     2,758,972

                                               $5,810,593    $5,353,622

The accompanying notes are an integral part of these statements.



                        International Yogurt Company

                         STATEMENTS OF EARNINGS

                      For the year ended October 31,

                                    1997           1996           1995
Revenue                          $8,677,547     $7,922,144     $7,348,531

Cost of goods sold                6,016,891      5,630,037      5,095,080

      Gross profit                2,660,656      2,292,107      2,253,451

Selling and marketing expenses    1,284,587      1,120,942        913,873
General and
  administrative expenses           989,751        922,909      1,026,758
Unusual expenses                       -           143,527           -

      Income from operations        386,318        104,729        312,820

Other income (expense)
  Interest income                    16,499         12,605          8,769
  Interest expense                 (147,955)      (131,573)      (134,724)
  Other, net                         19,684         21,012         (3,747)

      Income before income taxes    274,546          6,733        183,118

Provision for income taxes
  Current expense                        -            -            (3,234)
  Deferred benefit                  159,000           -           125,000

                                    159,000           -           121,766

      Net income                   $433,546       $  6,773       $304,884


      Net income per share             $.19           $.00           $.14


Weighted average number
  of shares outstanding            2,233,793     2,194,681      2,177,349



The accompanying notes are an integral part of these statements.

                   International Yogurt Company

                STATEMENT OF SHAREHOLDERS' EQUITY


                             Common Stock           Accumulated      Treasury
Stock        Net Shareholders'
                            Shares      Amount         Deficit        Shares
 Amount         Equity

Balance, October 31, 1994   2,170,043   $4,541,992    $(2,222,939)     3,000
 $ (3,978)    $2,315,075

Net Income                     -            -             304,884        -
     -           304,884

Stock options exercised        25,000       59,484           -           -
     -            59,484

Balance, October 31, 1995   2,195,043    4,601,476     (1,918,055)     3,000
   (3,978)     2,679,443

Net income                       -            -             6,773        -
     -             6,773

Stock Sold                     52,750       93,974           -           -
     -            93,974

Treasury stock purchased         -            -              -        11,000
  (21,218)       (21,218)

Balance, October 31, 1996   2,247,793    4,695,450     (1,911,282)    14,000
  (25,196)     2,758,972

Net income                       -            -           433,546        -
     -           433,546

Stock options exercised        10,000       15,400           -           -
     -            15,400

Treasury stock purchased         -            -              -        8,000
  (22,000)       (22,000)

Balance, October 31, 1997  2,257,793   $4,710,850    $(1,477,736)    22,000
 $(47,196)    $3,185,918


The accompanying notes are an integral part of these statements.




                   International Yogurt Company
                     STATEMENTS OF CASH FLOWS
                   For the year ended October 31,

                                              1997        1996        1995

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net income                                 $433,546   $  6,773   $304,884
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization           307,703    262,405    246,382
      Loss (gain) on disposal of equipment    (19,684)      -         3,747
      Deferred income taxes                  (159,000)      -      (125,000)
        Change in assets and liabilities
          Accounts receivable                 (80,177)   124,508     35,112
          Inventories                        (238,928)   (14,648)  (120,291)
          Other assets                       (143,571)  (113,141)    96,692
          Accounts payable                   (166,457)   282,090   (120,730)
          Other accrued liabilities           (70,661)    55,276    (43,778)


          Net cash provided by (used in)
             operating activities            (137,229)    603,263    277,018

Cash flows from investing activities
  Proceeds from disposal of equipment          29,000       -         1,530
  Expenditures for fixed assets              (249,907)  (382,780)  (175,310)

          Net cash used in                   (220,907)  (382,780)  (173,780)
              investing activities

Cash flows from financing activities
  Net increase (decrease) in note
    payable to bank                           398,000   (150,920)   (56,617)
  Proceeds from issuance of long-term debt     15,175    152,529       -
  Principal payments on long-term debt
    and capital lease obligations            (146,032)  (101,596)  (121,230)
  Treasury stock purchased                    (22,000)   (21,218)      -
  Proceeds from issuance of stock              15,400     93,974     56,250

          Net cash provided by (used in)
              financing activities            260,543    (27,231)  (121,597)


          Net increase (decrease) in
               cash and cash equivalents      (97,593)   193,252    (18,359)

Cash and cash equivalents, beginning of year  511,787    318,535    336,894

Cash and cash equivalents, end of year       $414,194   $511,787   $318,535

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

3.   Fixed Assets

Fixed assets are stated at cost. Expenditures for replacements and improvements are capitalized, and expenditures for repairs and maintenance and routine replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. Depreciation is provided for in amounts to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Leasehold improvements are amortized over the life of the lease or the service life of the improvement, whichever is shorter. The estimated lives used in calculating depreciation and amortization are:

          Plant equipment                                25 years
          Office equipment and furnishings               10 years
          Leasehold improvements                       5-10 years

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued


4.   Statement of Cash Flows

The Company made cash interest payments of $154,418, $125,025, and $124,802 for the years ended October 31, 1997, 1996 and 1995, respectively. No income taxes have been paid during these periods.

In 1995, the Company acquired $61,516, of plant and improvements by entering into capital lease obligations. This noncash transactions has been excluded from the accompanying statement of cash flows.

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

6.   Net Income Per Share

Net income per share is computed based on the weighted average number of shares of common stock outstanding, including common stock equivalents, during the period of computation.


NOTE B - INVENTORIES

     Inventories consist of the following at October 31,:

                                                   1997            1996

         Finished goods                         $1,451,729      $1,175,303
         Raw materials                             171,893         168,334
         Packaging materials and supplies          184,579         225,636

                                                $1,808,201      $1,569,273










                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE C - FIXED ASSETS

     Fixed assets consist of the following at October 31,:

                                                   1996            1996

         Machinery and equipment                $2,693,749      $2,604,238
         Office equipment and furnishings          151,134         138,217
         Leasehold improvements                    609,763         609,763
         Construction in process                   149,980          39,211

                                                 3,604,626       3,391,429
         Less accumulated depreciation
           and amortization                     (1,685,670)     (1,420,871)

                                                $1,918,956      $1,970,558

Fixed assets at October 31, 1997 and 1996 include assets held under capital leases aggregating approximately $168,000, with related accumulated amortization of approximately $50,200 and $37,000, respectively.
Depreciation and amortization of the Company's fixed assets aggregated $292,193, $252,081, and $200,991, for the years ended October 31, 1997, 1996, and 1995.


NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

    Intangible assets consist of the following at October 31,:

                                      Period of
                                     Amortization        1997        1996

    Trademarks (principally "YO CREAM")  25 years      $257,774   $255,397
    Less accumulated amortization                      (108,187)   (97,677)

                                                       $149,587   $157,720

As of October 31, 1997 and 1996, the Company had made a $49,221 and $32,600 deposit respectively, related to the leases of various equipment and its production and office facility and had investments in insurance policies of $28,222 and $0, respectively. These items are included in intangibles and other long-term assets in the accompanying balance sheet.

NOTE E - NOTE PAYABLE TO BANK

The Company has a demand bank line of credit which permits borrowing of up to $1,700,000, subject to collateral limitations and third party loan insurance. Borrowings are collateralized by qualified accounts receivable, inventories, and the loan insurance provided by the Oregon Economic Development Department(OEDD). The OEDD has guaranteed, through loan insurance, 33% of the outstanding balance up to a maximum of $500,000. At October 31, 1997,


                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


the maximum available was $1,540,154 based upon collateral limitations and the loan insurance. The line bears interest at the bank's commercial lending rate plus 1% (9.50% at October 31, 1997 and 9.25% at October 31, 1996).
The line is subject to renewal by March 1, 1998.

Under the terms of the line of credit, the Company is required to maintain certain financial parameters including minimum working capital, minimum tangible net worth and minimum debt-to-worth ratio. In addition, the Company is required to retain 40% of net earnings after tax from inception of loan, which approximates $326,000 at October 31, 1997.

NOTE F - LONG-TERM DEBT

  Long-term debt consists of the following at October 31,:

                                                    1997             1996
  Note payable to Norpac, payable in monthly
    installments with the balance due
    August 1997                                   $   -            $ 80,000

  Industrial development loan, payable in
    monthly installments of $1,202 through
    April 2002, including interest at 8%,
    collateralized by certain equipment             54,768           64,385

  Notes payable to a bank in monthly
    installments of $1,461 through
    September 2003, including interest at
    8.5%, collateralized by certain equipment       79,690            89,874

  Notes payable to a bank in monthly
    installments of $1,272 through November 2001,
    including interest at a U.S. Treasury index
    plus 3% (9.31% at October 31, 1997),
    collateralized by certain equipment              51,676           60,562

  Note payable to a bank in monthly installments
    of $483 through January 2000, including
    interest at 9.0%, collateralized by certain
    equipment                                        11,744              -

                                                    197,878         294,821

  Less portion due within one year                  (38,329)       (108,717)

                                                    $159,549       $186,104

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS



NOTE F - LONG-TERM DEBT - Continued

  The principal portion of long-term debt is payable as follows:

               Year ending
               October 31,

                   1998                                 $ 38,329
                   1999                                   40,889
                   2000                                   40,059
                   2001                                   42,161
                   2002                                   23,183
                   Thereafter                             13,257

                                                        $197,878


NOTE G - CAPITAL LEASE OBLIGATIONS

  The Company leases various equipment under capital lease agreements. Future minimum lease payments are as follows:

               Year ending
               October 31,

                  1998                                  $ 44,980
                  1999                                    52,204
                  2000                                    15,873

               Total minimum lease payments              113,057

               Less amount representing interest         (12,769)

               Present value of minimum lease payments   100,288

               Less current portion                      (36,862)

               Long-term portion                         $63,426

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust which allows the Company to make contributions to the Plan on behalf of eligible employees. The Company's contributions to the Plan were approximately $24,800, $8,500, and $7,500 during the years ended October 31, 1997, 1996 and 1995, respectively. Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this Plan.


NOTE I - STOCK OPTION PLANS

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS
123). It applies APB Opinion No.25, Accounting for Stock Issued to Employees, in accounting for its Plans. Had the Company elected to recognize compensation expense based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed by FAS 123, the effect on the Company s pro forma net income and net income per share would have been immaterial.

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

All options have been granted with an exercise price equal to the fair market value of the Company's common stock on the effective grant date. At October 31, 1997 these options had exercise prices ranging from $2.50 to $4.44 and a weighted average remaining contractual life of approximately ten months.













                    International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE I - STOCK OPTION PLANS - Continued

A summary of option transactions relating to the Stock Option Plan for key employees follows:
                                                                Weighted
                                               Shares            Average
                                               under            Exercise
                                               option            Price

     Balance, October 31, 1994                 212,300             $3.35
       Exercised                                (5,000)             2.25
       Expired                                 (34,500)             2.25

     Balance, October 31, 1995                 172,800              3.60
       Exercised                                  -                  -
       Expired                                    -                  -

     Balance, October 31, 1996                 172,800              3.60
       Exercised                                  -                  -
       Expired                                 (12,000)             3.37

     Balance, October 31, 1997 (exercisable)   160,800              3.61

In October 1990, the Company's Board of Directors adopted a nonqualified Stock Option Plan for directors who are nonemployees and reserved 150,000 shares of common stock for issuance pursuant to this Plan. Based on the terms of the Plan, options are to be granted to each director at the fair market value of common stock on the grant date in October of each year. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 1997 these options had exercise prices ranging from $1.88 to $8.00 and a weighted average remaining contractual life of approximately 2.6 years.

A summary of option transactions relating to the Stock Option Plan for directors who are nonemployees follows:
                                                              Weighted
                                               Shares          Average
                                               under          Exercise
                                               option          Price

     Balance, October 31, 1994                 80,000            $4.16
       Granted                                 15,000             2.31
       Exercised                              (20,000)            2.25

     Balance, October 31, 1995                 75,000             4.30
       Granted                                 15,000             1.88
       Expired                                (25,000)            5.45

     Balance, October 31, 1996                 65,000             3.30
       Exercised                              (10,000)            1.54

     Balance, October 31, 1997 (exercisable)   55,000             3.62

                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE I - STOCK OPTION PLANS - Continued

In January 1994, the Company's Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this Plan. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 1997 these options had exercise prices ranging from $1.75 to $8.12 and a weighted average contractual life of approximately 2.7 years.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                                              Weighted
                                               Shares          Average
                                               under          Exercise
                                               option           Price

     Balance, October 31, 1994                 30,000           $8.12
       Granted                                 61,000            2.12

     Balance, October 31, 1995                 91,000            4.10
       Granted                                 42,000            1.75

     Balance, October 31, 1996                133,000            3.36
       Granted                                  4,000            2.13
       Expired                                (21,000)           6.41

     Balance, October 31, 1997 (exercisable)  116,000            2.76


The weighted-average fair value of options granted during the years ended October 31, 1997, 1996 and 1995 were $1.36, $1.14 and $1.37, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 73%; risk-free interest rate of 5.6%; and expected lives of 5 years.


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


NOTE L - ADVERTISING

Advertising costs are charged to operations in the year incurred, and for the years ended October 31, 1997, 1996 and 1995 aggregated approximately $491,500, $452,000, and $231,000, respectively.


NOTE M - INCOME TAXES

Under the provisions of FAS 109, the utilization of the Company's net operating loss carryforwards substantially eliminated the provision for income taxes for the years ended October 31, 1997, 1996 and 1995.

The effective tax rate differed from the statutory federal tax rate due to the following:
                                                 Year ended October 31,
                                              1997       1996        1995

   Statutory federal tax rate (graduated)     32.9%      15.0%       29.9%
   State taxes, net of federal benefit         4.4        5.6         4.6
   Change in valuation allowance             (95.2)     (20.6)      (101.0)

                                             (57.9)%      0.0%       (66.5)%

Deferred tax assets (liabilities) consist of the following at October 31,:

                                                     1997            1996

     Allowance for doubtful accounts             $    5,000      $   35,000
     Inventory                                       15,000          22,000
     Net operating loss carryforwards             1,090,000       1,024,000

     Gross deferred tax assets                    1,110,000       1,081,000
     Deferred tax asset valuation allowance        (765,000)       (864,000)

     Net deferred tax asset                         345,000         217,000

     Property, plant and equipment                  (61,000)        (92,000)

     Gross deferred tax liabilities                 (61,000)        (92,000)

     Net noncurrent deferred tax asset            $  284,000      $  125,000

At October 31, 1997, the Company had federal and state net operating loss carryforwards aggregating approximately $3,100,000 and $2,100,000 respectively, which may be used to offset taxable income, if any, in future years. The net operating loss carryforwards expire from 2001 through 2008. The annual utilization of these carryforwards may be limited if the Company undergoes an ownership change as defined by the Internal Revenue Code.




                   International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS


NOTE M - INCOME TAXES - Continued

The net operating loss carryforwards include deductions aggregating approximately $690,000 resulting from the exercise of certain employee stock options. For financial reporting purposes, any future reduction in income tax obligations realized from utilizing these deductions will be credited to common stock.


NOTE N - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

During fiscal 1994, the Company entered into a 15 year operating lease agreement for its production and office facilities with a company owned by the Company's chief operating officer and its president (both of whom are also shareholders of the Company) and other shareholders of the Company.

During 1997, the Company entered into an operating lease to finance certain production equipment.

Minimum lease payments required under the operating leases are as follows:

               Year ending
               October 31,

                  1998                                  $    168,860
                  1999                                       166,880
                  2000                                       166,920
                  2001                                       174,920
                  2002                                       174,920
               Thereafter                                  1,043,323

                                                        $  1,895,823

Operating lease expense under the related party lease for the years ended October 31, 1997, 1996 and 1995 approximated $109,000, $103,000, and
$103,000, respectively. Lease expense, exclusive of related parties, was approximately $13,600, $34,700, and $21,000 for the years ended October 31, 1997, 1996, and 1995. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statement of operations.


NOTE O - COMMITMENTS AND RELATED PARTY TRANSACTIONS

During 1996 and 1995, the Company was operating under a marketing agreement with Norpac Foods, Inc. (Norpac). The agreement allowed Norpac to act as the Company's broker and exclusive sales agent to the restaurant and foodservice institutional industry. During 1997, the agreement expired and a new short-term interim distribution agreement was executed. The new agreement substantially reduced the Company's marketing and distribution reliance upon Norpac. For the years ended October 31, 1997, 1996 and 1995, amounts paid to Norpac for brokerage, commission and advertising expenses approximated

                    International Yogurt Company

                   NOTES TO FINANCIAL STATEMENTS




$498,000, $518,000 and $609,000, respectively.  At October 31, 1997 and 1996,
Norpac held approximately 3% of the Company's outstanding shares of common stock.


NOTE P - MAJOR CUSTOMERS

Revenues derived from the Company's two largest customers are presented as percentages of total annual revenues as follows:


                                               Year ended October 31,
                                              1997      1996      1995

               Customer A                      41%       35%       32%
               Customer B                       5        10        10

                                               46%       45%       42%



NOTE Q - FOURTH QUARTER ADJUSTMENT

During the fourth quarter of 1997, the Company recognized a deferred tax benefit of $159,000 as a result of anticipated future profitability and its impact on the deferred tax valuation allowance.


NOTE R - RECENT ACCOUNTING STANDARDS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, 130, and 131, Earnings per Share, "Reporting Comprehensive Income," and "Disclosures about Segments of an Enterprise and Related Information." Management does not expect future adoption of these standards to materially affect the Company s financial statements.