Form 10-Q
period 1998-01-31
INTERNATIONAL YOGURT CO
filed 1998-03-17
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

  (Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 31, 1998.

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

                            YES      X           NO

  The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                       Class:  Common stock outstanding at
                     January 31, 1998:    2,251,793    shares









                         INTERNATIONAL YOGURT COMPANY

                                   CONTENTS


           Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                 3 - 7

      Balance Sheet as of January 31, 1998,                      3
      (unaudited) and October 31, 1997

      Statements of Operations for the                           4
      Three Months  ended January 31, 1998 and 1997
      (all unaudited)

      Statements of Cash Flows for the                           5
      Three Months ended January 31, 1998 and 1997
      (all unaudited)

      Notes to Financial Statements                              6-7

   Item 2.  Management's Discussion and Analysis of              8-10
            Financial Condition and Results of
            Operations


PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                    11

   Item 2.  Changes in Securities                                11

   Item 3.  Defaults upon Senior Securities                      11

   Item 4.  Submission of Matters to a Vote of                   11
            Security Holders

   Item 5.  Other Information                                    11

   Item 6.  Exhibits and Reports on Form 8-K                     11



SIGNATURES                                                       12

 PART 1.   FINANCIAL INFORMATION
 Item 1.   Financial Statements

                            INTERNATIONAL YOGURT COMPANY
                                    BALANCE SHEETS

                                                  January 31, October 31,
                                                      1998        1997
                 ASSETS                                 (unaudited)
 Current assets
      Cash and cash equivalents                  $   378,138  $   414,194
      Accounts receivable, net                       604,162      828,860
      Inventories                                  1,933,289    1,808,201
      Equipment held for resale, net                  23,083       23,083
      Other current assets                           319,001      306,269
   Total current assets                            3,257,673    3,380,607

 Fixed assets, net                                 1,944,787    1,918,956
 Deferred tax asset                                  284,000      284,000
 Intangible and other long-term assets, net          231,099      227,030
                                                 $ 5,717,559  $ 5,810,593

   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
      Note payable to bank                        $ 1,321,000 $  1,337,000
      Current portion of long-term debt                45,097       38,329
      Current obligations under capital lease          36,862       36,862
      Accounts payable                                842,988      928,942
      Other accrued liabilities                        60,470       60,567
   Total current liabilities                        2,306,417    2,401,700
 Long-term debt payable to related parties
     and others, less current portion                 185,378      159,549
 Long term obligations under
     capital lease, less current portion               55,022       63,426
          Total liabilities                         2,546,817    2,624,675
 Shareholders' equity
     Common stock, nor par value,
     30,000,000 shares authorized;
     2,273,793 shares issued                        4,750,100    4,710,850
  Accumulated deficit                              (1,532,162)  (1,477,736)
  Less common stock in treasury, 22,000 shares        (47,196)     (47,196)
      Net shareholders' equity                      3,170,742    3,185,918

                                                  $ 5,717,559 $  5,810,593

 The accompanying notes are an integral part of the financial statements.











                       INTERNATIONAL YOGURT COMPANY
                         STATEMENTS OF OPERATIONS
                               (unaudited)

          For the three months ended January  31, 1998 and 1997


                                                      1998          1997


Sales                                              $1,613,935     $1,508,113

 Cost of sales                                       1,118,913     1,100,560

      Gross profit                                     495,022       407,553

 Selling and marketing expenses                        271,557       231,971

 General and administrative expenses                   252,796       243,226

      Loss from operations                             (29,331)      (67,644)

 Other income (expenses):
      Interest income                                    4,473         4,198
      Interest expense                                 (37,598)      (35,200)
      Other, net                                         8,028           -

         Loss before income taxes                      (54,428)      (98,646)

 Provision for income taxes                                -             -
         Net loss                                    $ (54,428)     $(98,646)

 Basic net loss per share                            $  (.02)       $ (.04)

 Diluted net loss per share                          $  (.02)       $ (.04)


  The accompanying notes are an integral part of the financial statements.



















                         INTERNATIONAL YOGURT COMPANY
                           STATEMENTS OF CASH FLOWS

             For the three months ended January 31, 1998 and 1997
                                  (Unaudited)

                                                         1998         1997

 Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
 Net loss                                          $ (54,428)    $ (98,646)
 Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
        Depreciation                                  64,208        74,209
        Gain on sale of equipment                     (8,028)          -

        Change in assets and liabilities
        Accounts receivable                          224,698       143,728
        Inventories                                 (125,088)      157,079
        Other assets                                 (16,801)      (73,937)
        Accounts payable                             (85,954)     (477,248)
        Other accrued liabilities                    (    95)      (39,965)

        Net cash (used) provided by                   (1,488)     (314,780)
             operating activities


 Cash flows from investing activities:
    Expenditures for plant and equipment             (82,011)      (33,538)
        Net cash used in investing activities        (82,011)      (33,538)

 Cash flows from financing activities:
        Net increase (decrease) in line of credit    (16,000)      251,000
    Proceeds from bank equipment financing            42,179        15,000
    Proceeds from issuance of stock                   39,250           -
    Principal payments on long term debt
       and capital leases                            (17,986)      (29,111)
        Net cash provided by (used in)                47,443       236,889
             financing activities
        Net decrease in cash and equivalents         (36,056)     (111,429)
 Cash and equivalents, beginning of period           414,194       511,787
 Cash and equivalents, end of period               $ 378,138      $400,358


  The accompanying notes are an integral part of the financial statement.











                         INTERNATIONAL YOGURT COMPANY
                         NOTES TO FINANCIAL STATEMENTS


 Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1997.


Note B - Inventories

Inventories consist of                      January 31,     October  31,
                                               1998         1997

Finished goods                               $1,563,839       $1,451,729
Raw materials                                   186,963          171,893
Packaging materials and supplies                182,487          184,579
                                             $1,933,289       $1,808,201


Note C - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 1998 and 1997:
                                  Three Months Ended January 31, 1998
                                 Net Loss      Shares      Per-Share
                                (Numerator)  (Denominator)  Amount

  Basic (loss) per share:
       Net loss                    ($54,428)   2,241,499     ($.02)

  Effect of dilutive securities        -           -             -
  Diluted (loss) per share         ($54,428)   2,241,499     ($.02)

Options to purchase 131,000 shares at prices from $1.71 to $2.31 were excluded from the diluted loss per share calculation, even though the average price for the quarter was higher than the exercise prices, because the effect would have been antidilutive.






NOTES TO FINANCIAL STATEMENTS - Continued


                                     Three Months Ended January 31, 1997
                                      Net Loss      Shares      Per-Share
                                    (Numerator)  (Denominator)    Amount

  Basic (loss) per share:
       Net loss                       ($98,646)     2,233,793      ($.04)

  Effect of dilutive securities            -             -             -
  Diluted (loss) per share            ($98,646)     2,233,793      ($.04)

Options to purchase 128,000 shares at prices from $1.54 to $2.12 were excluded from the diluted loss per share calculation, even though the average price for the quarter was higher than the exercise prices, because the effect would have been antidilutive.










































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

The Company's sales for the first fiscal quarter ending January 31, 1998 were $1,613,935, up 7.1% compared to the corresponding quarter in 1997. The increased sales during 1998 were primarily the result of increases in warehouse clubs, food service and international business.

The Company historically incurs a loss during the winter months. This year's first quarter loss of $54,428 represented a 45% improvement compared with $98,646 in 1997. The improved results in the first quarter reflect a continuation of the favorable upward trends for the Company.

The driving forces behind the favorable trends continue to be the outstanding quality of the Company's products, new product development capabilities, the business relationships with its brokers and distributors, and the Company's manufacturing and distribution systems. The strategy implemented late last year to have the Company's own regional sales managers has enabled the Company to better support its brokers and distributors, and pave the way for introducing new products. This has contributed to the turnaround in food service sales trends and the improved results for the quarter.


The Company has recently developed a line of fruit smoothies which are expected to contribute to future sales. In March, the Company's fruit smoothies will be introduced throughout the Coffee People chain. Coffee People and YOCREAM personnel collaborated on unique recipes for this healthy and zestful beverage that is being used by consumers as a breakfast or lunch substitute.

YOCREAM line of fruit smoothies, which are adaptable to both blender and dispenser operation, are also being test marketed by other national food operators.

The Company's gross profit margin increased to 30.7% during the quarter, compared to 27.1% in the corresponding quarter in 1997. The improved results are consistent with recent trends.

Selling and marketing expenses in the first quarter increased from 15.4% to 16.9% of sales. The increase in such expenses in 1998 primarily related to payroll and travel costs related to the addition of regional sales managers, and increased sales activity.

General and administrative expenses decreased, as a percentage of sales,
from 16.2% to 15.7% of sales for the quarter.   General and administrative
expenses have remained relatively fixed due to management's efforts to control such expenses.

The loss from operations decreased from approximately 4.5% to 1.9% of sales. An operating loss for the first quarter has been normal due to the seasonal nature of the Company's business, and is not an indicator of the expected results for the year.

  Liquidity and Capital Resources.

The company has financed its operations and expansion from bank loans, operating leases, capital leases, capital investment by its founders, private and public securities offerings and internally generated funds.

As of January 31, 1998, the Company's total borrowings under its bank line of credit were $1,321,000, against a collateral base of approximately $1,329,600. At January 31, 1998 the Company had cash funds available aggregating $378,138 which were available to reduce bank borrowings. The current level of borrowings is consistent with the season of the year and compares with $1,190,000 at January 31, 1997. Interest is at 1% over the bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and limited to 65% of eligible accounts receivable and 30% of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,700,000. The bank is currently in the process of renewing the line which matures May 1, 1998. The new line is expected to provide for an increase in borrowing limits and provide a $300,000 credit facility for equipment financing.

Accounts receivable at January 31, 1998 were $604,162, which reflects a 27.1% decrease compared to October 31, 1997. The decrease is primarily attributable to the seasonal decline in sales compared to October 1997. The current level compares with $604,955 at January 31, 1997.

Inventory increased to $1,933,289 at January 31, 1998. This 7% increase is primarily due to a higher level of finished goods inventory.
The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months. The Company expects its bank line to be renewed or replaced at maturity. In the event that the Company's bank lines were not renewed or replaced, the Company would need to curtail operations substantially, seek additional capital, or both.
PART II.  OTHER INFORMATION

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

  Registrant:

                      INTERNATIONAL YOGURT COMPANY



Date:    March 17, 1998              By     /s/  John N. Hanna

                                           John N. Hanna, Chairman of the
                                           Board, and Chief Executive Officer


Date:     March 17, 1998               By:    /s/ W. Douglas Caudell
                                             W. Douglas Caudell, Chief
                                             Financial Officer