Form 10-Q
period 1998-04-30
INTERNATIONAL YOGURT CO
filed 1998-06-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                 Form 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 30, 1998.

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

                 Class:  Common stock outstanding at
                    April 30,   2,308,293 shares










                       INTERNATIONAL YOGURT COMPANY

                                  CONTENTS

                                                                 Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                 3 - 6

      Balance Sheet as of April 30, 1998,                        3
      (unaudited) and October 31, 1997

      Statements of Earnings for the                             4
      Three Months ended April 30, 1998 and 1997
      Six Months ended April 30, 1998 and 1997
      (all unaudited)

      Statements of Cash Flows for the                           5
      Six Months ended April 30, 1998 and 1997
      (all unaudited)

      Notes to Financial Statements                              6 - 7

   Item 2.  Management's Discussion and Analysis of              8 - 10
            Financial Condition and Results of
            Operations


PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings                                 10

      Item 2.  Changes in Securities                             10

      Item 3.  Defaults upon Senior Securities                   10

      Item 4.  Submission of Matters to a Vote of                10
               Security Holders

      Item 5.  Other Information                                 10

      Item 6.  Exhibits and Reports on Form 8-K                  10


SIGNATURES                                                       11












PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements





                         INTERNATIONAL YOGURT COMPANY
                               BALANCE SHEETS



                                               April 30,       October 31,
                                                  1998              1997
               ASSETS                         (unaudited)
Current assets
   Cash and cash equivalents                  $   274,608       $   414,194
   Accounts receivable, net                       740,268           828,860
   Inventories                                  2,008,196         1,808,201
   Equipment held for resale, net                  23,083            23,083
   Other current assets                           299,347           306,269
      Total current assets                      3,345,502         3,380,607

   Fixed assets, net                            1,925,314         1,918,956
   Deferred tax asset                             334,000           284,000
   Intangible and other long-term assets, net     235,169           227,030

                                               $5,839,985        $5,810,593

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank                        $1,069,800        $1,337,000
   Current portion of long-term debt               45,097            38,329
   Current obligations under capital lease         36,862            36,862
   Accounts payable                               812,207           928,942
   Other accrued liabilities                       83,629            60,567
      Total current liabilities                 2,047,595         2,401,700

Long-term debt, less current portion              175,434           159,549
Long term obligations under
   capital lease, less current portion             45,044            63,426
      Total liabilities                         2,268,073         2,624,675

Shareholders' equity
   Common stock, no par value,
      30,000,000 shares authorized;
      2,336,293 shares issued                   4,934,084         4,710,850
   Accumulated deficit                         (1,291,722)       (1,477,736)
   Less common stock in treasury, 28,000 shares   (70,450)          (47,196)
      Net shareholders' equity                  3,571,912         3,185,918

                                               $5,839,985        $5,810,593


The accompanying notes are an integral part of the financial statements.

                         INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF EARNINGS
                                  (unaudited)


                             Three months ended            Six months ended
                                  April 30,                    April 30,

                              1998         1997           1998         1997

Sales                   $2,218,294   $2,276,813     $3,832,229   $3,784,926

Cost of sales            1,418,753    1,432,596      2,537,667    2,533,159

Gross profit               799,541      844,217      1,294,562    1,251,767

Selling and marketing
   expenses                294,328      327,887        565,879      559,862
General and administrative
   expenses                281,325      253,741        534,114      496,967

   Income from operations  223,888      262,589        194,569      194,938

Other income (expenses)
   Interest income           3,014        3,766          7,487        7,964
   Interest expense        (36,460)     (38,087)       (74,062)     (73,280)
   Other, net                  -            -            8,020          -
                           (33,446)     (34,321)       (58,555)     (65,316)

Income before taxes        190,442      228,268        136,014      129,622

Deferred benefit           (50,000)         -          (50,000)         -

Net income               $ 240,442    $ 228,268      $ 186,014     $129,622

Basic net income per share    $.11         $.10           $.08         $.06

Diluted net income per share  $.10         $.10           $.08         $.06




The accompanying notes are an integral part of the financial statements.














                         INTERNATIONAL YOGURT COMPANY
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                For the six months ended April 30, 1998 and 1997
                                        (Unaudited)


                                                        1998           1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                       $   186,014    $   129,622
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
   Depreciation                                      122,138        142,990
   Gain on sale of assets                             (8,028)           -
   Deferred income taxes                             (50,000)           -
   Change in assets and liabilities
      Accounts receivable                             88,592        (76,112)
      Inventories                                   (199,995)      (270,179)
      Other current assets                             6,923        (41,415)
      Other assets                                    (8,139)       (11,971)
      Accounts payable                              (116,735)      (151,141)
      Other accrued liabilities                       23,062         (8,425)
      Net cash provided (used)
         by operating activities                      43,832       (286,631)


Cash flows from investing activities:
   Expenditures for plant and equipment             (120,468)      (103,877)
      Net cash used in investing activities         (120,468)      (103,877)

Cash flows from financing activities:
   Net increase (decrease) in line of credit        (267,200)       331,000
   Proceeds from issuance of stock                   223,233            -
   Proceeds from bank equipment financing             42,179         15,000
   Payments for treasury stock purchases             (23,253)       (12,000)
   Principal payments on long term debt
      and capital leases                             (37,909)       (60,970)

         Net cash provided by (used in)
            financing activities                     (62,950)       273,030

         Net decrease in cash and equivalents       (139,586)      (117,478)

Cash and equivalents, beginning of period            414,194        511,787

Cash and equivalents, end of period               $  274,608     $  394,309

The accompanying notes are an integral part of the financial statement.






                         INTERNATIONAL YOGURT COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1997.


Note B - Inventories

Inventories consist of the following:              April 30,    October  31,
                                                     1998            1997

Finished goods                                   $1,595,298      $1,451,729
Raw materials                                       233,357         171,893
Packaging materials and supplies                    179,541         184,579

                                                 $2,008,196      $1,808,201


Note C - Earnings per share

Earnings per share are calculated as follows for the three months ended April 30, 1998 and 1997:

                               Three Months Ended April 30, 1998
                             Net Income        Shares        Per-Share
                             (Numerator)    (Denominator)    Amount

Basic income per share:
     Net income                $240,442      2,272,074        $.11

Effect of dilutive securities       -           74,348        (.01)

Diluted income per share       $240,442      2,346,422        $.10










                                     Three Months Ended April 30, 1997
                                   Net Income      Shares      Per-Share
                                  (Numerator)    (Denominator)   Amount

Basic income per share:
   Net income                      $228,268       2,230,228      $.10

Effect of dilutive securities           -            19,612        -

Diluted income per share           $228,268       2,249,840      $.10


Earnings per share are calculated as follows for the six months ended April 30, 1998 and 1997:

                                      Six Months Ended April 30, 1998
                                   Net Income      Shares      Per-Share
                                  (Numerator)    (Denominator)   Amount

Basic income per share:
   Net income                      $186,014       2,256,786      $.08

Effect of dilutive securities           -            37,174        -

Diluted income per share           $186,014       2,293,960      $.08



                                      Six Months Ended April 30, 1997
                                   Net Income      Shares      Per-Share
                                  (Numerator)    (Denominator)   Amount

Basic income per share:
   Net income                      $129,622       2,232,010      $.06

Effect of dilutive securities           -             9,806        -

Diluted income per share           $129,622       2,241,816      $.06


In the above calculations, dilutive securities consist of stock options at prices ranging from $1.75 to $4.44, net of tax benefits. During the six months ended April 30, 1998, options were exercised to purchase 78,500 shares.

















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

The Company's sales decreased 2.6% to $2,218,294 for the second quarter, and increased 1.2% to $3,832,229 for the six months ended April 30, 1998, compared to the corresponding periods in 1997. The slight drop in sales was primarily due to the unusually poor weather patterns in the United States, and Canada during the second quarter, resulting in delayed orders and shipments.

The Company is a leading innovator of frozen dessert, snack and beverage products. The hottest category in foodservice today is smoothies. In response to this trend, the Company has developed two lines of superior products that are adaptable to both blender or dispenser operation. For dispenser machines, the Company has introduced the COMPLETE FRUIT SMOOTHIE. This is a line of ready-to-serve products which are all natural, nonfat and nondairy. All that is required is to shake and pour into your choice of smoothie machine. The Company has also introduced the YO CREAM SMOOTHIE WAY, which allows the operator to develope their own unique receipes utilizing either YO CREAM(r) nonfat frozen yogurt, Sorbet by YO CREAM(r), or YO CREAM(r) PURE base mixes. The response to these products has been exceptional, and has led to the Company developing innovative smoothie products for certain major chains.

In April 1998, the Company announced that it had developed an innovative line of smoothies that Maui Tacos International, Inc., a majority owned subsidiary of Blimpie International, Inc., will utilize for its Smoothie Island (TM) concept. Costco, a long term customer of the Company's yogurt products, is in the process of installing smoothie machines to facilitate the exceptional customer demand for the unique smoothie that the Company developed for their operations. Local chains serving the Company's new smoothies include Burgerville USA, Coffee People, Cool Temptations, and Taco Del Mar.

The number of machines utilizing these products is growing, and is expected to reach the level in the third quarter, where the Company will realize a significant impact on its operations.

The Company's gross profit margin for the second quarter decreased slightly from 37.1% to 36.0%, and the gross profit margin for the six months remained relatively constant at approximately 33.8%. The fluctuation in gross profit was primarily due to the changes in sales volume.

Selling and marketing expenses in the second quarter decreased slightly from 14.4% to 13.3%, and for the six months remained constant at approximately 14.8% of sales.

General and administrative expenses in the second quarter increased slightly from 11.1% to 12.7% of sales, and for the six months remained relatively constant at approximately 13.9% of sales. Such expenses increased over the corresponding period in 1997 primarily due to increases in various expenses. General and administrative expenses are relatively fixed due to management's efforts to control such expenses.


Income from operations for the quarter decreased slightly due to lower sales and related margins, and results for the six months are relatively constant.

Liquidity and Capital Resources.

Historically, the Company has financed its operations and expansion from bank loans, leases, capital investment by its founders, private and public securities offerings, stock option proceeds, and internally generated funds.

For the period ended April 30, 1998, the Company has received $223,233 from the exercise of 78,500 in stock options.

As of April 30, 1998, the Company's total borrowings under its bank line of credit were $1,069,800, against a collateral base of approximately $1,462,000. At April 30, 1998 the Company had cash funds available aggregating $274,608 which were available to reduce bank borrowings. The current level of borrowings is lower than normal for the season of the year due to the proceeds from the stock options mentioned above. Borrowings at April 30, 1998 amounted to $1,337,000. Interest is at 1% over the bank's basic commercial lending rate. Total borrowings under this line are payable upon demand and currently limited to 65% of eligible accounts receivable and 30% of eligible inventory, plus loan insurance provided by a governmental agency, up to an aggregate maximum of $1,700,000. Under the terms of the annual loan renewal, which is currently in process, the collateral requirements will be eliminated and the Company will be able to borrow up to the $1,700,000 limit subject to maintaining certain ratio requirements. Under the terms of the loan renewal, the Company will also have a $300,000 credit facility for equipment financing.

Accounts receivable at April 30, 1998 were $740,268, compared to $824,795 at April 30, 1997, and $828,860 at October 31, 1997. The decrease in receivables relates to the decrease in sales.

Inventories at April 30, 1998 were $2,008,196, compared to $1,839,452 at April 30, 1997, and $1,808,201 at October 31, 1997. The higher level of inventories in 1998, compared to the same time last year, primarily relates to an increase in raw materials and finished goods inventory necessitated by the increase in customer demand for new products.

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

None.


Item 3.   Defaults Upon Senior Securities

None.


Item 4.   Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders, which was held on April 8, 1998, the shareholders reelected John Hanna, Dave Hanna, James Hanna, Bill Rush, and Carl Behnke as directors. Each of the five nominees received not less than 2,004,216 votes, or 99.9% of the shares in person or by proxy and voting. The terms for each director is one year, or until their successor shall have been elected and qualified.


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

Registrant:

INTERNATIONAL YOGURT COMPANY



Date:      June 15, 1998             By     /s/  John N. Hanna
                                          John N. Hanna, Chairman of the
                                          Board, and Chief Executive Officer


Date:      June 15, 1998             By:    /s/ W. Douglas Caudell
                                          W. Douglas Caudell, Chief
                                          Financial Officer