Form 10-Q
period 1998-07-31
INTERNATIONAL YOGURT CO
filed 1998-09-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 31, 1998.

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

                 Class:  Common stock outstanding at
                    July 31,     2,336,593 shares

                       INTERNATIONAL YOGURT COMPANY

                                CONTENTS



                                                              Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                             3 - 7

      Balance Sheet as of July 31, 1998,                         3
      (unaudited) and October 31, 1997

      Statements of Earnings for the                             4
      Three Months ended July 31, 1998 and 1997
      Nine Months ended July 31, 1998 and 1997
      (all unaudited)

      Statements of Cash Flows for the                           5
      Nine Months ended July 31, 1998 and 1997
      (all unaudited)

      Notes to Financial Statements                          6 - 7

   Item 2.  Management's Discussion and Analysis of         8 - 10
                Financial Condition and Results of
                Operations


PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings                               10

      Item 2.  Changes in Securities                           10

      Item 3.  Defaults upon Senior Securities                 10

      Item 4.  Submission of Matters to a Vote of              10
               Security Holders

      Item 5.  Other Information                               10

      Item 6.  Exhibits and Reports on Form 8-K                10

SIGNATURES                                                     11

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         INTERNATIONAL YOGURT COMPANY
                                BALANCE SHEETS

                                            July 31,        October 31,
                                              1998              1997
               ASSETS                      (unaudited)
Current assets
   Cash and cash equivalents             $   274,543       $   414,194
   Accounts receivable, net                1,132,618           828,860
   Inventories                             2,006,086         1,808,201
   Equipment held for resale, net             23,083            23,083
   Other current assets                      294,340           306,269
      Total current assets                 3,730,670         3,380,607
Fixed assets, net                          2,030,475         1,918,956
Deferred tax asset                           409,000           284,000
Intangible and other long-term assets, net   246,538           227,030

                                          $6,416,683        $5,810,593

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank                   $1,158,800        $1,337,000
   Current portion of long-term debt          45,097            38,329
   Current obligations under capital lease    36,862            36,862
   Accounts payable                          849,193           928,942
   Other accrued liabilities                 158,499            60,567
      Total current liabilities            2,248,451         2,401,700

Long-term debt, less current portion         163,917           159,549
Long term obligations under
   capital lease, less current portion        37,136            63,426
      Total liabilities                    2,449,504         2,624,675

Shareholders' equity
   Common stock, no par value,
      30,000,000 shares authorized;
      2,336,593 shares issued              5,015,889         4,710,850
   Accumulated deficit                      (978,261)       (1,477,736)
   Less common stock in treasury,
      28,000 shares                          (70,449)          (47,196)
      Net shareholders' equity             3,967,179         3,185,918

                                          $6,416,683        $5,810,593

The accompanying notes are an integral part of the financial statements.

                         INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF EARNINGS
                                  (unaudited)

                           Three months ended         Nine months ended
                                 July 31,                  July 31,

                           1998         1997         1998          1997

Sales                   $3,245,886   $2,681,957    $7,078,116   $6,466,883

Cost of sales            2,328,030    1,841,221     4,865,701    4,374,370

Gross profit               917,856      840,736     2,212,415    2,092,513

Selling and marketing
   expenses                334,102      360,561       899,982      920,445
General and administrative
   expenses                314,607      263,538       848,724      760,504

   Income from operations  269,147      216,637       463,709      411,564

Other income (expenses)
   Interest income           2,715        4,168        10,201       12,143
   Interest expense        (33,401)     (36,951)     (107,463)    (110,240)
   Other, net                   -        19,676         8,028       19,676

Income before taxes        238,461      203,530       374,475      333,143

Deferred benefit           (75,000)         -        (125,000)         -

Net income               $ 313,461    $ 203,530     $ 499,475     $333,143



Basic net income per share    $.13         $.09          $.22         $.15

Diluted net income per share  $.13         $.09          $.21         $.15



The accompanying notes are an integral part of the financial statements.







                                INTERNATIONAL YOGURT COMPANY
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                        For the Nine months ended July 31, 1998 and 1997


                                                     1998           1997
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                    $   499,475     $  333,143
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
   Depreciation                                   182,950        213,945
   Gain on sale of assets                          (8,028)       (19,684)
   Deferred income taxes                         (125,000)           -
   Change in assets and liabilities
      Accounts receivable                        (303,758)      (270,815)
      Inventories                                (197,885)      (302,804)
      Other current assets                         11,929       (137,867)
      Other assets                                (19,508)       (12,292)
      Accounts payable                            (79,749)       (24,148)
      Other accrued liabilities                    97,932        (21,033)
      Net cash provided (used)
         by operating activities                   58,358       (241,555)

Cash flows from investing activities:
   Proceeds from sale of equipment                    -           29,000
   Expenditures for plant and equipment          (286,441)      (141,979)
      Net cash used in investing activities      (286,441)      (112,979)

Cash flows from financing activities:
   Net increase (decrease) in line of credit     (178,200)       337,000
   Proceeds from issuance of stock                305,039            -
   Proceeds from bank equipment financing          42,179         15,000
   Payments for treasury stock purchases          (23,253)       (22,000)
   Principal payments on long term debt
      and capital leases                          (57,333)       (93,239)
         Net cash provided by
            financing activities                   88,432        236,761

         Net decrease in cash and equivalents    (139,651)      (117,773)

Cash and equivalents, beginning of period         414,194        511,787

Cash and equivalents, end of period            $  274,543     $  394,014

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


Note B - Inventories

Inventories consist of the following:
                                            July 31,         October  31,
                                              1998               1997

Finished goods                           $1,409,526           $1,451,729
Raw materials                               416,706              171,893
Packaging materials and supplies            179,854              184,579

                                         $2,006,086           $1,808,201


Note C - Earnings per share

Earnings per share are calculated as follows for the three months ended July 31, 1998 and 1997:

                                 Three Months Ended July 31, 1998
                              Net Income        Shares        Per-Share
                              (Numerator)    (Denominator)      Amount

Basic income per share:
     Net income                $313,461        2,332,594         $.13

Effect of dilutive securities        -            83,230           -

Diluted income per share       $313,461        2,415,82          $.13
                                       Three Months Ended July 31, 1997
                                  Net Income        Shares        Per-Share
                                  (Numerator)    (Denominator)      Amount

Basic income per share:
   Net income                       $203,530       2,229,793         $.09

Effect of dilutive securities            -            33,133            -

Diluted income per share            $203,530       2,262,926         $.09


Earnings per share are calculated as follows for the nine months ended July 31, 1998 and 1997:


                                       Nine Months Ended July 31, 1998
                                 Net Income        Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic income per share:
   Net income                       $499,475       2,278,505         $.22

Effect of dilutive securities            -            52,301         (.01)

Diluted income per share            $499,475       2,330,806         $.21



                                       Nine Months Ended July 31, 1997
                                 Net Income        Shares        Per-Share
                                (Numerator)    (Denominator)      Amount

Basic income per share:
   Net income                       $333,143       2,231,231         $.15

Effect of dilutive securities            -            17,575            -

Diluted income per share            $333,143       2,248,806         $.15


In the above calculations, dilutive securities consist of stock options at prices ranging from $1.75 to $4.44, net of tax benefits. During the nine months ended July 31, 1998, options were exercised to purchase 106,800 shares.




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

The Company's sales increased 21% to $3,245,866 for the third quarter, and increased 9.5% to $7,078,116 for the nine months ended July 31, 1998, compared to the corresponding periods in 1997. The increase in sales is primarily due to the growing success of the Company's smoothie products.

The Company is a leading innovator of frozen dessert, snack and beverage products. The hottest category in foodservice today is smoothies. In response to this trend, the Company has developed two lines of superior products that are adaptable to both blender or dispenser operation. For dispenser machines, the Company has introduced the COMPLETE FRUIT SMOOTHIE. This is a line of ready-to-serve products which are all natural, nonfat and nondairy. All that is required is to shake and pour into your choice of smoothie machine. The Company has also introduced YO CREAM the SMOOTHIE WAY, which allows the operator to develop their own unique recipes utilizing either YO CREAM nonfat frozen yogurt, Sorbet by YO CREAM , or YO CREAM PURE base mixes. The response to these products has been exceptional, and has led to the Company developing innovative smoothie products for certain major chains.

Costco, a long term customer of the Company's yogurt products, is continuing to expand the number of its smoothie machines to facilitate the exceptional customer demand for the unique smoothie that the Company developed for their operations. In April 1998, the Company announced that it had developed an innovative line of smoothies that Maui Tacos International, Inc., a majority owned subsidiary of Blimpie International, Inc., will utilize for its Smoothie Island concept. Other chains serving the Company's new smoothies include Burgerville USA, Coffee People, Cool Temptations, Taco Del Mar, and Cinnamonster. The Company is also in the process of working with other chains and marketing companies to further expand the distribution of its products.

YOCREAM Smoothies were launched in the spring of 1998. As expected, the number of locations utilizing these products reached a level in the third quarter, that resulted in a significant improvement in operating results. Retail servings, nationally, are already in excess of one million. They are currently being served at the rate of approximately one-half million per month.

The Company's gross profit margin decreased slightly for the third quarter from 31.3% to 28.3%, and for the nine months from 32.4% to 31.3%. The lower margin in the third quarter is primarily due to higher warehouse and distribution expenses associated with the higher sales volume, and higher unabsorbed production overhead due to planned lower production levels to reduce finished goods inventory levels. Finished goods inventory at July 1998 is lower than in the prior year. The lower margin for the nine months is primarily due to higher warehouse and distribution expenses.

Selling and marketing expenses in the third quarter decreased from 13.4% to 10.3%, and for the nine months decreased from 14.2% to 12.7% of sales. The decrease in selling expenses is primarily is the result of reduced expenses since the Company assumed full responsibility for the marketing and sales of its products to the food service segment in the fourth quarter of last year.


General and administrative expenses, as a percentage of sales, remained relatively constant in the third quarter at approximately 9.7%, and 12% for the nine months. Such expenses increased in total over the corresponding period in 1997 primarily due to increases in travel, rent, professional fees, and payroll related expenses, including 401k contributions and stock option expenses.

Income from operations increased to 8.3% of sales for the quarter, and 6.6% of sales for the nine months, primarily due to the higher sales volume and reduced food service marketing expenses.

As the result of the continued improvement in operating results, the Company has evaluated the future benefit of its net operating losses. This resulted in an increase in the carrying value of its net noncurrent deferred tax asset by $75,000 in the third quarter and $125,000 for the nine months of 1998. In the prior year the evaluation was reflected in the fourth quarter.

Liquidity and Capital Resources.

Historically, the Company has financed its operations and expansion from bank loans, leases, capital investment by its founders, private and public securities offerings, stock option proceeds, and internally generated funds.

For the nine months ended July 31, 1998, the Company received $305,039 from the exercise of 106,800 in stock options.

As of July 31, 1998, the Company's total borrowings under its bank line of credit were $1,158,800. At July 31, 1998 the Company had cash funds available aggregating $274,543 which were available to reduce bank borrowings. The current level of borrowings is lower than normal for the season of the year due to the proceeds from the stock options mentioned above, and the higher level of income from operations. Borrowings at July 31, 1997 amounted to $1,276,000. Interest is at 1% over the bank's basic commercial lending rate. Under the terms of the secured bank line of credit, the Company may borrow up to the $1,700,000 limit subject to maintaining certain ratio requirements. The bank has also approved a $300,000 credit facility for equipment financing.

Accounts receivable at July 31, 1998 were $1,132,618, compared to $1,019,498 at July 31, 1997, and $828,860 at October 31, 1997. The increase in receivables relates to the increase in sales.

Inventories at July 31, 1998 were $2,006,086, compared to $1,872,077 at July 31, 1997, and $1,808,201 at October 31, 1997. The higher level of inventories in 1998, compared to the same time last year, primarily relates to an increase in raw materials inventory necessitated by the increase in customer demand for new products.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months.

The Company has begun the process of making its assessment of its Year 2000 issues. Management has determined that its accounting software is Year 2000 compliant, and the Company is currently in the process of making a planned upgrade to its network operating system, and replacing certain computers. Arrangements are in process to work with a computer consultant to review all of its hardware and systems. Contact has also been made with certain business partners, and in the next few months the Company plans further contact with customers and suppliers, and plans to evaluate risks, and formulate contingency plans. At this time, management is not aware of any issues that would have a material impact on its financial statements.

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

Registrant:

INTERNATIONAL YOGURT COMPANY



Date: September 14, 1998               By     /s/  John N. Hanna
                                       John N. Hanna, Chairman of the
                                       Board, and Chief Executive Officer


Date: September 14, 1998                By:  /s/ W. Douglas Caudell
                                        W. Douglas Caudell,
                                        Chief  Financial Officer