Form 10-K
period 1998-10-31
INTERNATIONAL YOGURT CO
filed 1999-02-01
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  Form 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  0-16787


                          INTERNATIONAL YOGURT COMPANY
                          (Exact name of registrant as
                            specified in its charter)

           Oregon                                   91-0989395
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

    5858 N.E. 87th Avenue                              97220
      Portland, Oregon                               (Zip Code)
    (Address of Principal
     Executive Office)

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

                             YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]





The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,696,474 at January 11, 1999, based upon the average bid and asked prices of the common stock on that date.

At January 11, 1999 there were 2,316,593 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                                Part of Form 10-K into
Document                                          which Incorporated

Portions of Proxy Statement for
1999 Annual Meeting of Shareholders                    Part III











































                             TABLE OF CONTENTS


PART I                                                                 Page

Item 1.	BUSINESS.....................................................4
Item 2.	PROPERTIES..................................................13
Item 3.	LEGAL PROCEEDINGS...........................................13
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.....................................................13



PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS................................14
Item 6.     SELECTED FINANCIAL DATA.....................................15
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................16
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA........................................................20
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................20



PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT..................................................20
Item 11.    EXECUTIVE COMPENSATION......................................20
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.......................................20
Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS................................................21



PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.....................................21



SIGNATURES..............................................................24









                                 PART I

Item 1:  BUSINESS

General

International Yogurt Company (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to its present name. The Company makes, markets and sells frozen yogurt, sorbet, smoothie, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company markets and sells these products to and through a variety of businesses and outlets, including super-markets, grocery stores, convenience stores, restaurants, hospitals, school district food services, military installations, yogurt shops, fast food chains, discount club warehouses, and other types of outlets. The Company's primary product is YOCREAM(registered trademark) frozen yogurt, which is distributed and sold nationwide. The Company also produces YOCREAM BLENDER SMOOTHIES, SORBET BY YOCREAM (now packaged as YOCREAM FRUIT BLENDER SMOOTHIES), YOCREAM DISPENSER SMOOTHIES, YOCREAM PURE made from 100% organic milk, and premium, lowfat, or nonfat ice creams. The Company's general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry

The YOCREAM brand frozen yogurt and smoothie products produced by the Company constitute only a portion of the relevant frozen dessert, snack and beverage industry. The industry produces a diverse range of products, many of which compete directly with the Company's YOCREAM frozen yogurt and smoothie products.

Many types of retail outlets make available to the public the Company's YOCREAM frozen yogurt and smoothie products as well as other manufacturer's frozen yogurt products and frozen dessert and snack items, with many outlets offering competing products of several manufacturers. The retail consumer may obtain the Company's products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to supermarkets and discount club warehouse types of facilities, as well as from many medium-sized businesses. Food service outlets or institutions, such as restaurants, hospitals, and school districts, typically offer frozen desserts and snacks of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts and snacks are often viewed as premium products, and are somewhat resistant to finely-tuned price competition. However, larger institutional customers for frozen dessert and snack products often enter into contracts on the basis of price. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

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

Frozen yogurt and smoothie products have gained wider acceptance and identification by a greater variety of demographic groups than when first introduced into the frozen yogurt marketplace. The Company believes that frozen dessert and snack products appeal to and are purchased by persons of all age groups and both sexes. The claims of certain manufacturers related to the healthfulness of their products may also increase the acceptance of those frozen dessert and snack products.

The Company

International Yogurt Company operates within the health oriented frozen dessert, snack, and novelty business. Focus is placed on manufacturing superior quality products (e.g. frozen yogurt, organic, smoothies, etc.) for regional, national, and worldwide foodservice and retail markets. International Yogurt Company's expertise in nationwide distribution, foodservice sales/marketing, R&D (e.g. new product development) and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (e.g. combined efforts with Norpac's nationwide distribution system, Cascadian Farm, etc.). These relationships are developed to increase volume growth and profitability within those markets served by the Company. International Yogurt Company's foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which International Yogurt Company manufactures (e.g.Costco, Cascadian Farm, Honeyhill, SYSCO, etc.), are provided outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

The Company's marketing strategy is to build customer brand awareness and loyalty, as well as to develop and expand YOCREAM consumer brand identification, by offering a broad selection of premium frozen yogurt and smoothie products. The Company believes it can achieve greater brand identification and loyalty through advertising the features and benefits of its products, including the successes it has enjoyed in certain competitive taste tests. The Company also considers the broad distribution of its product critical to sales growth, with its products now available in 35 states and 7 countries. The Company will continue to strive for greater distribution within these markets.

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


The Company's management also believes that its ability to respond innovatively to take advantage of changes in the retail, foodservice, and packaging industries will permit greater availability and acceptance of its products. For example, single serving containers are popular with some consumers and sales channels and currently smoothie products are in demand.

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

In October 1998, the Company entered into an agreement with Greater Pacific Foods Inc. (owner of Honey Hill Farms products), to produce a line of hard pack pints under the Honey Hill Farms label. This product is being sold by Greater Pacific Foods Inc. into domestic and international markets. In August 1998, the Company also entered into an agreement to copack for Life Source Nutrition Solutions. Their products include a 16 ounce vitamin fortified smoothie and an 8 ounce vitamin fortified hard pack frozen yogurt cup.

In January 1996, the Company entered into a signage/sponsorship agreement with the Oregon Arena Corporation, owner of the Rose Garden Arena in Portland, Oregon. The Rose Garden Arena is the principal home arena for the National Basketball Association franchise for the Portland Trail Blazers professional basketball team. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt, sorbet, and soft serve ice creams within the Arena. The Company has developed a special product called Blazers Swirl, a nonfat combination of non-dairy sorbet and nonfat frozen yogurt that is being featured in the Arena.

In 1996, the Company began a nationwide introduction of 4 ounce single serve cups of nonfat frozen yogurt and non-dairy sorbet products. These products were introduced under the Company's own brand of "Soft Scoop by YOCREAM" and under SYSCO's nationwide "Cool N' Classy" brand. The Company is the only supplier to SYSCO for this product.

As part of the transition from Norpac, the Company has developed its own marketing, sales and logistical departments. A Director of Sales and Marketing teams with Regional Sales Managers, who in turn work with 40 independent foodservice brokers on a nationwide basis. While the Company's traffic department now arranges over 90% of its product shipments, a Distribution Agreement signed with Norpac in September 1997 enables the Company to access Norpac's extensive distribution system as needed.

The results since the Norpac disengagement have included significantly increased product line focus, improved broker and customer support, and a 2% increase in food service sales during fiscal 1998. Previously the Company experienced a decline in food service sales.

In June 1997, the Company announced a marketing agreement with Pocahontas Foods USA, to jointly sell a branded counter-top freezer concept, merchandising both SOFT SCOOP and YOCREAM Pure 4 ounce cup products. Pocahontas, a sales and marketing association of 140 independent foodservice distributors nationwide, has bundled YOCREAM as the sole dessert/snack concept into an innovative branding program. The branded program is designed to deliver foodservice operators a bundle of interchangeable consumer recognized branded food concepts, including YOCREAM.

In May 1997, the Company launched YOCREAM, THE SMOOTHIE WAY, a smoothie line featuring dairy and non-dairy base mixes, with recipes for blender operation. While smoothies have been available for some time, the market in 1997 exploded. According to an industry report, the number of juice/smoothie bars increased by 30% in 1997. Food and marketing analysts estimate that the smoothie market will climb to $300 million by the year 2000. The trend is being driven by the American consumer's interest in finding healthy foods that are satisfying and tasty. Key Northwest-based foodservice operators like Burgerville, Coffee People, and Taco Del Mar became YOCREAM, THE SMOOTHIE WAY customers.

In October, 1997, the Company successfully test marketed YOCREAM, THE COMPLETE FRUIT SMOOTHIE, an all natural complete fruit smoothie mix to be dispensed from a smoothie machine or beverage dispenser and requiring no additional fruit, ice, or juice. This smoothie line has been developed for high-volume operators like concession stands, dining halls, and "all you can eat" restaurant operators, many of which would have operational difficulties mixing, chopping, and measuring ingredients prior to blending the final smoothie product. YOCREAM, THE COMPLETE FRUIT SMOOTHIE can be dispensed in a few seconds, while it may take minutes to make a smoothie with a blender.

In June 1998, YOCREAM THE SMOOTHIE WAY became YOCREAM BLENDER SMOOTHIES, and YOCREAM, THE COMPLETE FRUIT SMOOTHIE became YOCREAM DISPENSER SMOOTHIES. This move was made to further clarify the Company's smoothie concepts for customers.

	The Company has developed an extended shelf life, refrigerated, bottled smoothie which it plans to test market in 1999. This product will be presented to the retail grocery market.

International sales are selectively pursued by the Company on the basis of ease of distribution and profitability. Marketing and sales abroad are currently occurring in Canada, Mexico, Italy, Australia, and the Pacific Rim.

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

As of January 11, 1999, the Company had available for sale the following products and flavors under its own YOCREAM brand name:








YOCREAM                    YOCREAM                    YOCREAM
Premium Soft Serve         Fruit Blender              Soft Scoop - 4 Ounce
Mix                        Smoothies
                           (and Sorbet, too)          Very Berry Sorbet
Cheesecake Supreme                                    Very Sorbet/Vanilla
Dutch Chocolate            Kiwi Strawberry Splash        Frozen Yogurt Swirl
French Vanilla             Very Berry                 Vanilla Frozen Yogurt
Milk Chocolate             Lemony Lime                Chocolate Frozen Yogurt
Peanut Butter              Mango Tango                Strawberry Frozen Yogurt
Praline 'n Cream           Orange Burst
Strawberry
Vanilla                                               YOCREAM FREE
                           YOCREAM                    No Sugar Added
                           Yogurt Blender
YOCREAM                    Smoothies                  Blueberry
Nonfat Soft Serve                                     Cafe au Lait
                           Vanilla                    Chocolate
Apple Spice                Chai                       Raspberry
Blueberry Burst            Coffee                     Strawberry
Butter Brickle                                        Vanilla
Cable Car Chocolate
Cappuccino                 YOCREAM
Cherry Almond              Fruit Dispenser            YOGURT STAND
Chocolate Classic          Smoothies                  Nonfat Soft Serve
Country Vanilla
Egg Nog                    Berry Banana               Chocolate
Fancy French Vanilla       Island Lime                Strawberry
Georgia Peach              Mango Sunrise              Vanilla
"Holiday" Chocolate Mint   Orange Squeeze
Irish Mint
Island Banana                                         YOCREAM
Kahlua                     YOCREAM                    3-Gallon Soft Scoop
Luscious Lemon             Yogurt Dispenser           (Premium - with
New York Cheesecake        Smoothies                  condiments)
Outrageous Orange
Peanut Butter              Coffee                     Chunky Cherry Almond
Pecan Praline              Chai                        Chocolate Chip Chocolate
Peppermint Stick                                      Chocolate Java Swirl
Pumpkin                    YOCREAM PURE -             Peaches 'n Cream
Very Strawberry            ORGANIC                    Rocky Road
Very Boysenberry           Nonfat Soft Serve          Pecan Praline
Very Raspberry
White Chocolate            Chocolate Sensation
      Macadamia            Pure Vanilla               YOCREAM
                           Strawberry Fields          (3-Gallon Soft Scoop
                                                      Standard - without
BLAZER SWIRL                                          Condiments)
BY YOCREAM                 YOCREAM PURE
8-Ounce Cup                ORGANIC                    Mountain Boysenberry
                           Lowfat Hardpack Ice        Raspberry Royal
Very Berry Sorbet/         Cream - 4 Ounce            Strawberry Sensation
Vanilla Frozen Yogurt                                 Swiss Chocolate
                           Pure Vanilla               Alpine Vanilla
                           Pure Strawberry
                           Pure Chocolate


The Company sells the soft serve liquid mix form to food service customers who dispense it through a soft serve frozen dessert machine. This form is also available in an unflavored natural form which permits the customer to add desired flavors. In fiscal year 1998, the soft serve liquid mix product accounted for approximately 75% of the Company's case sales.

Hard pack products are available in pint and 1/2 gallon containers to supermarkets, which price them competitively with ice cream and other related products. The Company also markets and sells its hard pack frozen dessert products in 4 oz., 8 oz., and three gallon containers to food service customers. Such hard pack products are also produced under private label for Honey Hill Farms, Cascadian Farm, and SYSCO. In fiscal year 1998, hard pack products of all type containers accounted for approximately 25% of the Company's case sales.

The Company is also selling frozen yogurt products with no sugar added, which are sweetened with aspartame. This product was introduced to the market place in the spring of 1991, and in 1998 it accounted for approximately 3% of total case sales.

The Company has developed a lower cost line of products under the label Yogurt Stand( designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Company's products includes three flavors and a plain mix that can be flavored by the end user with flavor packets bearing the Yogurt Stand( label.

The Company has also developed a product identified by the trademark SOFT SCOOP. This product, introduced to the market place in fiscal year 1992, can be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry under the brand name SOFT SCOOP by YOCREAM, and it is packaged in a single serve four ounce size, and in three gallon containers.

SORBET by YOCREAM is a product developed by the Company in 1995. It is a high quality non-dairy product produced in several flavors in hardpack and soft serve form. It is now marketed and packaged as YOCREAM FRUIT BLENDER SMOOTHIES (and SORBET too). (See below.)

YOCREAM PURE is a product that was developed and introduced by the Company in 1997. Made from 100% organic milk, all natural ingredients, and pasteurized, YOCREAM PURE is targeted toward health conscious people who believe in the benefits of organic foods. The line includes both nonfat soft serve and lowfat hardpack ice creams which are available in the most popular flavors.


YOCREAM BLENDER SMOOTHIES (formerly YOCREAM THE SMOOTHIE WAY), were introduced in May 1997. These products are in both yogurt and fruit formulations. The base mix may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix.

YOCREAM DISPENSER SMOOTHIES (formerly THE COMPLETE FRUIT SMOOTHIE), were introduced in March 1998. This concept utilizes an innovative, all natural, nonfat smoothie mix designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product requires no additions of fruit, ice, or juice to make a smoothie. An operator simply pours it directly into a smoothie machine or beverage dispenser. DISPENSER SMOOTHIES are available in fruit and yogurt flavors, including two customer favorites, Chai and coffee.

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

While the manufacturing plant is capable of producing a full range of dairy products and other fluid items, it primarily is utilized to produce yogurt, ice cream, sorbet and smoothies. The facility is a fully licensed dairy and pasteurizes its products under USDA certification and inspection. One unique feature of the facility is its ability to produce under Organic Certification, organic ice creams, yogurts, and sorbets. Throughout the facility, both organic and non-organic products can be processed and packaged simultaneously while maintaining separation.

The manufacturing plant has two distinct packaging operations that are operated simultaneously. One operation is for the filling of packages for soft serve products and the other operation is for the production of ready to serve frozen products. Within these two operations are a multitude of packaging sizes, styles, and finished casing capabilities along with a full range of condiments that can be added to the finished products.

Fiscal 1998 resulted in a leveling out of production fluctuation and an increase in overall plant utilization. Management estimates that plant utilization has risen from approximately 45% last year to approximately 65% currently. Management expects to see plant utilization increase further in the 1999 fiscal year, primarily from the Company's new specialty products and through copacking and private label business.


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



Distribution and Significant Customers

The Company's products are distributed in 35 states and 7 countries. Distribution is facilitated by buyer pick up or by transportation arranged by the Company. The Company's products are generally shipped on refrigerated trucks to all domestic locations.

Revenues derived from the Company's largest customer represents 50%, 41%, and 35% of total revenues in the years ended October 31, 1998, 1997 and 1996.


Research and Development

The Company's research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. Research also occurs on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and no sugar added products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. New products include a line of smoothie products for blending or automated operation. The most recent development of a new product is an all natural, ready to serve bottled fruit smoothie with an extended shelf life. The Company's development activities occur at the Portland, Oregon facility. Although a precise separation of accounts is not available, the Company estimates total research and development expenditures for the year ended October 31, 1998, to have been $160,000, compared with $134,000 and $104,000 for the years ended October 31, 1997 and 1996.


Advertising and Promotion

During the year ended October 31, 1998 such expenses totaled approximately $559,000 representing 5.5% of net sales. This compares to $492,000, or 5.7% of net sales for the year ended in October 1997 and $452,000, or 5.7% of net sales in the year ended October 31, 1996.


Seasonality

The Company's sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained.


Suppliers

Suppliers of the primary ingredient of the Company's products, raw milk, are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical to the Company's products, the Company prefers local suppliers. The Company's largest supplier of raw milk supplied approximately 95.8% of the Company's needs in fiscal year 1998 and the second largest supplier provided approximately 4.2%. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.




Competition

The Company's products constitute a portion of a greater market which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Company's products is very competitive because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Many of the companies that produce products which compete with those of the Company are substantially larger and have significantly greater resources. Increased competition from the established manufacturers and distributors of frozen desserts, snacks and beverages can be expected in the future.

The Company competes against different sets of manufacturers for each product it markets. The Company's principal competitors for soft serve products include Colombo (General Mills), Dannon, Eskimo Pie, and Honey Hill Farms (Greater Pacific Foods, Inc.). Key competitors for the Company's hard pack frozen yogurt products include Ben and Jerry's, Dryers, Haagen Dazs, and Wells Blue Bunny. Chief smoothie product competitors include Colombo, Freshens, Miss Karen's, and Skigo (Quaker Oats). In addition to the large primary competitors identified, the Company competes with numerous small local and regional companies.

The Company's products are recognized in the marketplace for their high quality and have competed well in this regard. For example, on July 27, 1989, the Chicago Tribune listed YOCREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. Through the Company's national system of brokers and distributors the Company believes it can compete effectively from the standpoint of service. Price competition, however, has become intense in certain geographical areas as regional dairies endeavor to introduce a limited line of frozen yogurt. The Company has responded to price competition from regional dairies with its lower-priced products under the Yogurt Stand( label and to competition on quality with its YOCREAM brand products. While the Company has experienced competitive success in the past, no assurance can be given that the Company will continue to compete successfully against other available products.

Other than direct competition for specific soft serve or hard pack frozen yogurt products, the Company's products compete against certain other frozen dessert items, such as ice cream. Specific competition comes from premium ice cream makers such as Haagen-Dazs, Ben and Jerry's Homemade, Inc., Steve's Ice Cream and other national and regional ice cream brands.


Trademarks and Trade Names

The Company registered as a trademark the name of its primary product, YOCREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Company's products use that basic trade name with other words or designations, such as YOCREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO," "PURE PLEASURE," "YOGURT STAND," "PURE PLEASURE, PURE FOOD, PURE ENVIRONMENT," "IT'S A BELIEF, IT'S A LIFESTYLE," "SOFT SCOOP" and "YO CAFFE'". The Company has registered or intends to register these trademarks in the United States and may register the trademark YOCREAM in other foreign countries.
Employees

The Company employed 50 persons at October 31, 1998, all of whom were full-time (35 hours per week or more.) None of the Company's employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Company's sales representatives of approximately 250 persons are mostly independent and paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.


Item 2:  PROPERTIES

The Company is located in a 34,200 square foot facility at 5858 NE 87th Avenue, Portland, Oregon 97220. Of this total space, the Company uses approximately 8,700 square feet for production, approximately 9,000 square feet for freezer and refrigeration purposes, and approximately 4,500 for office space. The Company has designated the remaining 12,000 square feet for warehouse purposes and expansion of the Company's freezer and production facilities.

The lease of the Company's production and office facilities expired on May 14, 1994 and the Company exercised its option to purchase the property. In order to preserve capital, the Board of Directors decided that the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. In fiscal year 1998, Pente Investments agreed to fund a 4,200 square foot facility to provide for needed office space. The current lease as amended has a remaining term of approximately 13 years and provides for a base rent of $14,335 per month for the next two years and then increasing at approximately 3% per year thereafter.

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


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 1998.









                                 PART II

Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 11, 1999, there were 2,316,593 shares of the common stock outstanding and there were 199 shareholders of record estimated to represent approximately 900 beneficial holders based on the number of individual participants in security position listings. On January 11, 1998 the closing bid and asked prices were $4-5/8 and $5, respectively.

The following table sets forth the high and low closing bid quotations for quarterly periods in the two twelve month periods ended October 31, 1998 and October 31, 1997. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


     Twelve months Ended October 31, 1998			High		Low

          August 1, 1998   -  October 31, 1998       $ 5 1/2    $3 3/4
          May 1, 1998      -  July 31, 1998            6 5/8     5 1/2
          February 1, 1998 -  April 30, 1998           5 7/8     4
          November 1, 1997 -  January 31, 1998         3 3/8     2 3/4

     Twelve months Ended October 31, 1997			High		Low

          August 1, 1997   -  October 31, 1997       $ 2 7/16   $ 1 29/32
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
















Item 6: SELECTED FINANCIAL DATA.

The following selected financial data set forth below as of October 31, 1998, 1997 and for each of the three years in the period ended October 31, 1998 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 1996, 1995, and 1994 and for each the two years in the period ended October 31, 1995, are derived from financial statements not included herein.



                                     October 31

Balance Sheets               1998       1997       1996       1995       1994

Total Current Assets   $3,356,445 $3,380,607 $3,067,744 $2,876,583 $2,924,075

Total Assets            6,555,657  5,810,593  5,353,622  5,036,716  4,953,187

Long-Term Debt            162,605    222,975    286,481    278,498    294,822

Shareholders' Equity    4,451,320  3,185,918  2,758,972  2,679,443  2,315,075








                           For the Years Ended October 31,


Statements of Income         1998       1997       1996       1995       1994

Revenues              $10,206,524 $8,677,547 $7,922,144 $7,348,531 $6,911,252

Income from Operations(1) 616,079    386,318    104,729    312,820    187,952

Net Income                702,703    433,546      6,773    304,884     61,888

Earnings per Common
   Share-Basic                .31        .20        .00        .14        .03

Earnings per Common
   Share-Diluted              .30        .19        .00        .14        .03








1 - Income from operations in 1996 is after deduction of unusual expenses amounting to $143,527.
Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable;
it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its distribution abilities, including the risk of disruptions in the transpor-tation system and relationships with brokers and distributors. Further, actual results may be affected by the Company's ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Company's products;
and the Company's ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its co-packing relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Company's operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


Results of Operations.

Revenue

The Company's revenues were $10,206,524, $8,677,547, and $7,922,144, for the years ended October 31, 1998, 1997 and 1996, respectively. Over the last three years revenues have increased 17.6% in 1998, 9.5% in 1997, and 7.8% in 1996. This continuing trend of year to year revenue gains is primarily due to the competitive success of the Company's products and the introduction of cutting edge new products, which includes smoothies introduced in 1998. The successes are also due to long-term customer alliances, an established national distribution system including a network of brokers and distributors, and expanded direct sales activity. Management expects this trend to continue due to the success of its products, expanded alliances with other national companies, intensified direct sales activity, and the introduction of new products.

The Company has a history of being a leading innovator of frozen dessert, snack and beverage products. According to industry experts, the hottest category in foodservice today is smoothies. In response to this trend, the Company has developed two lines of superior smoothie products that are adaptable to both blender or dispenser operation. Since the first announcement in April 1998, several chains have begun serving these products. The most significant of which is Costco; a long-term customer of the Company's yogurt products. In response to exceptional customer demand, Costco is continuing to expand the number of smoothie machines throughout its domestic operations.

The exceptional trend is continuing into the first quarter of the new year where revenues for the first two months have increased over 35%, compared with the same period last year. The Company is currently in the process of working with other chains and marketing companies to expand the distribution of its products, and develop other innovative smoothie products.


Cost of Sales

The cost of sales, as a percentage of revenues, were 69.8%, 69.3%, and 71.1% in 1998, 1997, and 1996 respectively, with corresponding gross profit margins of 30.2%, 30.7%, and 28.9% for the same periods. During fiscal 1998 margins decreased slightly due to a change in product mix. Margins in fiscal 1997 improved due to increased sales activity, and price increases which were implemented earlier in the year. Fiscal 1996 margins were lower than normal as a result of aggressive pricing earlier in the year to gain market share, and additional costs associated with business expansion.


Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 1998, 1997, and 1996 were 12.9%, 14.8%, and 14.1%, respectively. Such expenses are generally related to the level of revenues, and marketing activities. The decrease in expenses in 1998, as a percentage of revenues, was due to savings associated with the Company assuming responsibility, in the fourth quarter of last year, for certain food service selling and marketing functions, as described below, which were previously performed by Norpac.

For the ten-year period up to September 1987, Norpac was the exclusive sales agent, subject to certain exceptions, for the sale of the Company's products to the foodservice institutional industry. Under the terms of a Distribution Agreement executed in September 1997, Norpac will continue to make its distribution system available through March 1999. However, less than 10% of the Company's sales are presently facilitated through the Norpac system and management believes that these can be handled adequately through the Company's expanded traffic facilities at the appropriate time. In 1997, to prepare for this transition, the Company added its own regional sales managers and sales service personnel. Beginning in October 1997, the Company assumed full responsibility for all credit, collections, sales service, transportation coordination, and selling and marketing activities.

The development of its own regional sales managers/product specialists has given the Company an increased level of direct contact with brokers and distributors, and enabled the Company to effectively assume the role previously performed by Norpac.



The increase in selling and marketing expenses in 1997 primarily relates to payroll and travel costs related to the addition of regional sales managers/product specialists, and increased sales activity. The increase in 1996 also reflects the Company's expanded marketing and sales activity.


General and Administrative Expenses

General and administrative expenses for the years ended October 31, 1998, 1997, and 1996, as a percentage of revenues, were 11.3%, 11.4%, and 11.6% respectively. The increase in 1998 over 1997 was primarily due to increases in professional fees, rent, and payroll related expenses, including 401k contributions and payroll taxes associated with stock options exercised. A portion of the increase relates to the costs associated with the Company assuming the additional administrative functions described under sales and marketing.

During 1996, the Company made a provision for certain unusual expenses aggregating $143,527. The provision was primarily for a reserve against receivables recognized in prior years, for recovery of certain marketing costs, and a reserve for disputed packaging and freight costs related to prior years. The provision has been reported separately in order to readily identify amounts. The provision reduced net earnings by $143,527, or $.07 per diluted share in 1996.


Income from Operations

Income from operations for the years ended October 31, 1998, 1997, and 1996 was $616,079, $386,318, and $104,729 respectively. As a percentage of revenues, income from operations was 6.0%, 4.5%, and 1.3% respectively. The results for 1998 improved as a result of the increase in sales activity and the net savings in selling, marketing and administrative expenses. The results for 1997 improved as a result of the improvement in gross profit, and because the unusual expenses incurred in 1996 were non-recurring.


Provision for Income Taxes

Prior to 1995, the Company experienced losses in several years for income tax purposes that resulted in net operating loss carryforwards (NOLs) which are available to offset future taxable income. At October 31, 1998, the Company's federal and state NOLs aggregated approximately $2,600,000 and $1,680,000, respectively. In accordance with generally accepted accounting principles, the Company records the benefit of such NOLs as a deferred tax asset. The Company records a valuation allowance to the extent that management believes it is more likely than not that the deferred tax asset will not be realized. As a result of the evaluation of the future benefit of the Company's NOLs, the Company reduced the valuation allowance and recognized a tax benefit of $200,000 in 1998 and $159,000 in 1997. As of October 31, 1998, the Company has recognized all of the expected benefit of these NOLs in the financial statements, except for $106,000. The Company expects that its provision for income taxes in the future to be at or near the applicable federal and state statutory rates.





Net Income

Net income for the years ended October 31, 1998, 1997, and 1996 was $702,703, $433,546, and $6,773, respectively. Net income for 1998 increased over 1997 due to the increase in revenues and reduction in net selling, marketing and administrative expenses. Net income for 1997 was up over 1996 due to improved margins, the tax benefit of the NOL's recognized in 1997, and the provision for unusual expenses in 1996.


Capital Resources and Liquidity

During the past three years, the Company has financed its operations and expansion with stock sales, bank loans, capital leases, operating leases, and internally generated funds.

During 1998, the Company received $316,091 from employees due to the exercise of options to purchase 106,800 shares of common stock.

During 1998, the Company recognized the tax benefit associated with the additional compensation deduction that the Company will receive as a result of employees exercising certain stock options. The benefit in the amount of $334,000 was reflected as an addition to common stock.

During 1998 and 1997, the Company entered into operating leases relating to certain assets utilized in its production process. (See Note N of the Notes to Financial Statements for a description of these lease commitments.)

During 1996, the Company received $93,974, (net of related expenses of $11,526) from subscriptions for 52,750 shares of unregistered common stock through a private placement.

At October 31, 1998, the Company's total borrowings outstanding under its bank line of credit were $782,800. The line permits borrowings up to $1,700,000 subject to the Company being in compliance with certain ratios and negative covenants. Interest is at 1 percent over that bank's basic commercial lending rate. Borrowings are collateralized by qualified accounts receivable, inventories, and loan guarantee insurance provided by a governmental agency. The line of credit is subject to renewal by May 1, 1999. Although management expects the bank to renew its line of credit, there can be no guarantee of that renewal.

Accounts receivable at October 31, 1998, and 1997 were $907,749 and $828,860, respectively. The increase in 1998 is primarily due to the higher level of revenues.

Inventories at October 31, 1998, and 1997 were $1,917,125, and $1,808,201, respectively. The increase in 1998 is primarily due to a higher level of raw materials inventory due to the development of new products.

At October 31, 1998, the Company had working capital of $1,414,713 compared with $978,907 in 1997. The improvement is primarily due to the reduction in bank borrowings. This is the result of the increase in cash provided from operating activities, and the proceeds for the exercise of stock options. The Company believes its existing assets, bank lines of credit, along with revenues from operations, will be sufficient to fund the Company's operations through the end of fiscal year 1999. The Company believes that the impact of inflation on net income has been minimal for fiscal years 1998, 1997, and 1996.

The Company leases its offices and production facilities. The lease has a remaining term of approximately 13 years with renewal provisions and provides for a base rent of $172,000 annually for the next two years and then increasing at approximately 3% per year thereafter. (See Note N of Notes to Financial Statements for a description of the changes made during 1998.)

The Company's capital expenditures for 1998, 1997, and 1996 were approximately $502,000, $250,000 and $385,000. The Company is in the process of evaluating its capital expenditure plans for fiscal 1999, which are not expected to exceed approximately $400,000. Financing for the capital expenditures are available under an existing operating lease line, and an equipment financing facility with its lender.

The Company has begun the process of making its assessment of its Year
2000 issues. Management has determined that its accounting software is Year 2000 ready, and the Company has recently completed a planned upgrade to its network operating system, and replaced certain computers. Arrangements are in process to work with a computer consultant to review all of its hardware and systems. Contact has also been made with certain business partners, and in the next few months the Company plans further contact with customers and suppliers, and plans to evaluate risks, and formulate contingency plans. At this time, management is not aware of any issues that would have a material impact on its financial statements.


Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is submitted as Appendix A to this report.


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION REGARDING MANAGEMENT AND DIRECTORS" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

Item 11:  EXECUTIVE COMPENSATION.

     The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.




Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.



Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.


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


Exhibit                                                     Filing
Number                    Exhibit                          Reference

     3.1       Restated Articles of Incorporation              i
               of the Company.

     3.2       Articles of Amendment, dated                   ii
               October 29, 1991.

     3.3       Amended Bylaws of Company.                      i

     3.4       Amendment to Amended Bylaws, dated            iii
               March 14, 1990.

     3.5       Amendment to Amended Bylaws, dated            iii
               April 10, 1991.

    10.1       1990 Non-Discretionary Stock Option            iv
               Plan for Non-Employee Directors.

    10.2       1990 Non-Qualified Employee Stock              iv
               Option Plan

    10.3       1994 Combined Incentive and Non-qualified      vi
               Stock Option Plan

    10.4       Commercial lease and by and between             v
               John N. Hanna, David J. Hanna,
               James S. Hanna, Harry M. Hanna
               and Joseph J. Hanna Jr; landlord and
               International Yogurt Company, dated
               July 5, 1994.  Assignment of the lease
               To Pente Investments L.L.C.,
               dated July 5, 1994

    10.5       Amendment No.1 to commercial lease              vi
               between Pente Investments L.L.C. and
               International Yogurt Company, dated
               June 4, 1998, filed herewith.

    10.6       Distribution Agreement, dated as of              vii
               September 1, 1997, between the Company,
               Norpac Foods, Inc., and Robert Arneson,
               Sales Agent, Inc., dba Norpac Food Sales

    23.1       Consent of Independent Accountants
               filed herewith

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

    vi Incorporated by reference from the Company's Registration statement on Form S-8, dated August 7, 1996

    vii Incorporated herein by reference from the Company's Quarterly report form 10-Q for the quarter ended
               July 31, 1997.


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



































EXHIBIT 23.1




                        CONSENT OF INDEPENDENT ACCOUNTANTS


We have issued our reports dated January 12, 1999, accompanying the consolidated financial statements included in the annual report of International Yogurt company on form 10-K for the year ended October 31, 1998. We hereby consent to the incorporation by reference of said reports in the Registration statement of International Yogurt Company on Form S-8 ( File No. 333-09695, effective August 26, 1996).






                                 GRANT THORNTON LLP
Portland, Oregon
January, 12, 1999





























                          International Yogurt Company

                                  APPENDIX A

                          INDEX TO FINANCIAL STATEMENTS




The following financial statements of International Yogurt Company and related reports of independent accountants are included as Item 8 and
Item 14 (a) (1):

										Page

Report of Independent Accountants
- Grant Thornton, LLP							  1

Balance Sheets at October 31, 1998 and 1997			  2

Statements of Earnings for the years ended
October 31, 1998, 1997, and 1996					  3

Statements of Shareholders' Equity for the years
Ended October 31, 1998, 1997, and 1996				  4

Statements of Cash Flows for the years ended
October 31, 1998, 1997, and 1996					  5

Notes to the Financial Statements				     6-18


No financial statement schedules are included in Item 14(a)(2) as no required schedules are applicable to International Yogurt Company for the years ended October 31, 1998, 1997, and 1996.
























Report of Independent Certified Public Accountants


Board of Directors and Shareholders
International Yogurt Company

We have audited the balance sheets of International Yogurt Company as of October 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Yogurt Company as of October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



                                Grant Thornton LLP
Portland, Oregon
January 12, 1999






















                          INTERNATIONAL YOGURT COMPANY

                                BALANCE SHEETS

                                  October 31,
                                                           1998           1997
				ASSETS

Current assets
   Cash and cash equivalents                          $  277,246     $  414,194
   Trade accounts receivable, net of allowance
      for doubtful accounts of $14,189 in 1998 and
      $14,584 in 1997                                    907,749        828,860
   Inventories                                         1,917,125      1,808,201
   Other current assets                                  254,325        329,352

      Total current assets                             3,356,445      3,380,607

   Fixed assets, net                                   2,130,607      1,918,956
   Deferred income taxes                                 818,000        284,000
   Intangible and other long-term assets, net            250,605        227,030

                                                      $6,555,657     $5,810,593

				LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank                               $  782,800     $1,337,000
   Current portion of long-term debt                      49,869         38,329
   Current obligations under capital leases               48,105         36,862
   Accounts payable                                      933,826        928,942
   Other accrued liabilities                             127,132         60,567

      Total current liabilities                        1,941,732      2,401,700

Long-term debt, less current portion                     147,284        159,549
Long-term obligations under capital leases,
   less current portion                                   15,321         63,426

      Total liabilities                                2,104,337      2,624,675

Commitments                                                  -              -

Shareholders' equity
   Preferred stock, no par value, 5,000,000
      shares authorized, none issued and outstanding         -              -
   Common stock, no par value, 30,000,000
      shares authorized                                5,360,941      4,710,850
   Accumulated deficit                                  (775,033)    (1,477,736)

                                                       4,585,908      3,233,114
   Less common stock in treasury - at cost              (134,588)       (47,196)

      Net shareholders' equity                         4,451,320      3,185,918

                                                      $6,555,657     $5,810,593
The accompanying notes are an integral part of these statements.
                          INTERNATIONAL YOGURT COMPANY

                              STATEMENTS OF INCOME

                         For the year ended October 31,

                                            1998           1997           1996

Revenue                            $  10,206,524   $  8,677,547   $  7,922,144

Cost of goods sold                     7,125,487      6,016,891      5,630,037

     Gross profit                      3,081,037      2,660,656      2,292,107

Selling and marketing expenses         1,315,708      1,284,587      1,120,942
General and administrative expenses    1,149,250        989,751        922,909
Unusual expenses                             -              -          143,527

      Income from operations             616,079        386,318        104,729

Other income (expense)
   Interest income                        13,048         16,499         12,605
   Interest expense                     (134,452)      (147,955)      (131,573)
   Other, net                              8,028         19,684         21,012

      Income before income taxes         502,703        274,546          6,733

Provision for income taxes
   Current expense                           -              -              -
   Deferred benefit                      200,000        159,000            -

                                         200,000        159,000            -

      NET INCOME                      $  702,703     $  433,546      $   6,773

Earnings per common share - basic     $     0.31     $     0.20      $    0.00

Earnings per common share - diluted   $     0.30     $     0.19      $    0.00

Shares used in basic
   earnings per share                  2,292,375      2,230,410      2,192,112

Shares used in diluted
   earnings per share                  2,358,668      2,260,963      2,197,553












The accompanying notes are an integral part of these statements.
                        International Yogurt Company

                     STATEMENT OF SHAREHOLDERS' EQUITY

                             Common Stock           Accumulated      Treasury
Stock        Net Shareholders'
                            Shares      Amount         Deficit        Shares
 Amount         Equity

Balance, October 31, 1995   2,195,043   $4,601,476    $(1,918,055)     3,000
 $ (3,978)    $2,679,443

Net Income                     -            -               6,773        -
     -             6,773
Stock sold                     52,750       93,974           -           -
     -            93,974
Treasury stock purchased       -            -                -        11,000
  (21,218)       (21,218)

Balance, October 31, 1996   2,247,793    4,695,450     (1,911,282)    14,000
  (25,196)     2,758,972

Net income                     -            -             433,546        -
     -           433,546
Stock options exercised        10,000       15,400           -           -
     -            15,400
Treasury stock purchased       -             -               -         8,000
  (22,000)       (22,000)

Balance, October 31, 1997   2,257,793    4,710,850     (1,477,736)    22,000
  (47,196)     3,185,918

Net income                       -            -           702,703        -
     -           702,703
Stock options exercised       106,800      316,091           -           -
     -           316,091
Treasury stock purchased         -            -              -        21,000
  (87,392)       (87,392)
Tax benefit of options exercised -         334,000           -           -
     -           334,000

Balance, October 31, 1998  $2,364,593   $5,360,941    $  (775,033)    43,000
$(134,588)    $4,451,320









The accompanying notes are an integral part of these statements.
                            INTERNATIONAL YOGURT COMPANY

                              STATEMENTS OF CASH FLOWS

                            For the year ended October 31,

                                                  1998        1997        1996
Increase (Decrease) in Cash
   and Cash Equivalents
Cash flows from operating activities
   Net income                               $  702,703  $  433,546  $    6,773
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities
        Depreciation and amortization          285,418     307,703     262,405
        Gain on disposal of equipment           (8,028)    (19,684)        -
        Deferred income taxes                 (200,000)   (159,000)        -
        Change in assets and liabilities
           Accounts receivable                 (78,889)    (80,177)    124,508
           Inventories                        (108,924)   (238,928)    (14,648)
           Other assets                         40,782    (143,571)   (113,141)
           Accounts payable                      4,884    (166,457)    282,090
           Other accrued liabilities            66,565     (70,661)     55,276

              Net cash provided by (used in)
                 operating activities          704,511    (137,229)    603,263

Cash flows from investing activities
   Proceeds from disposal of equipment          23,885      29,000         -
   Expenditures for fixed assets              (502,256)   (249,907)   (382,780)

              Net cash used in investing
                 Activities                   (478,371)   (220,907)   (382,780)

Cash flows from financing activities
   Net increase (decrease) in note payable
      to bank                                 (554,200)    398,000    (150,920)
   Proceeds from issuance of long-term debt     42,241      15,175     152,529
   Principal payments on long-term debt
      and capital lease obligations            (79,828)   (146,032)   (101,596)
   Treasury stock purchased                    (87,392)    (22,000)    (21,218)
   Proceeds from issuance of stock             316,091      15,400      93,974

              Net cash provided by (used in)
                 financing activities         (363,088)    260,543     (27,231)

              Net increase (decrease) in
                 cash and cash equivalents    (136,948)    (97,593)    193,252

Cash and cash equivalents, beginning of year   414,194     511,787     318,535

Cash and cash equivalents, end of year      $  277,246  $  414,194  $  511,787




The accompanying notes are an integral part of these statements.
                        International Yogurt Company

                        NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Yogurt Company (the Company) was incorporated on January 14,
1977 in the state of Oregon. The Company manufactures and wholesales frozen yogurt deserts, snacks and beverages primarily under the name "YO CREAM". Sales are made primarily throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

1.    Cash and cash equivalents

Cash and cash equivalents include short-term investments with a remaining maturity of three months or less when purchased.

2.    Inventories

Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods.

3.    Fixed Assets

Fixed assets are stated at cost. Expenditures for replacements and improvements are capitalized, and expenditures for repairs and maintenance and routine replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. Depreciation is provided for on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the life of the lease or the service life of the improvement, whichever is shorter. The estimated lives used in calculating depreciation and amortization are:

         Plant equipment                         10-25 years
         Office equipment and furnishings           10 years
         Leasehold improvements                   5-10 years


4.    Statement of Cash Flows

The Company made cash interest payments of $138,288, $154,418 and $125,025 for the years ended October 31, 1998, 1997, and 1996, respectively. No income taxes have been paid during these periods.










                        International Yogurt Company

                  NOTES TO FINANCIAL STATEMENTS - Continued

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

6.    Net Income Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share" effective for fiscal periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable with the international EPS standards. This statement requires restatement of all prior period data presented and, therefore, the Company has restated EPS for the years ended October 31, 1997 and 1996, respectively. The principal differences between the provisions of SFAS No. 128 and previous authoritative pronouncements are exclusion of common stock equivalents in the determination of basic EPS and the market price at which common stock equivalents are calculated in the determination of diluted EPS. Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

7.    Reclassifications

Certain reclassifications were made to the 1997 and 1996 financial statements in order to conform to the 1998 presentation.


NOTE B - INVENTORIES

Inventories consist of the following at October 31,:
                                                            1998         1997

         Finished goods                               $1,462,681   $1,451,729
         Raw materials                                   336,821      171,893
         Packaging material and supplies                 117,623      184,579

                                                      $1,917,125   $1,808,201







                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE C - FIXED ASSETS

     Fixed assets consist of the following at October 31,:
                                                1998                 1997

        Machinery and equipment          $ 3,045,141          $ 2,693,749
        Office equipment and furnishings     207,805              151,134
        Leasehold improvements               804,045              609,763
        Construction in process               28,847              149,980
                                           4,085,838            3,604,626
        Less accumulated depreciation
           and amortization               (1,955,231)          (1,685,670)

                                         $ 2,130,607          $ 1,918,956

Fixed assets at October 31, 1998 and 1997 include assets under leases capitalized at amounts aggregating approximately $168,000, with related accumulated amortization of approximately $67,000 and $50,200, respectively. Depreciation and amortization of the Company's fixed assets aggregated $274,748, $292,193, and $252,081, for the years ended October 31, 1998, 1997, and 1996.


NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

     Intangible assets consist of the following at October 31,:

                                            Period of
                                           Amortization       1998        1997

        Trademarks (principally "YO CREAM")  25 years    $ 257,774    $ 257,774
        Less accumulated amortization                     (118,857)    (108,187)

                                                         $ 138,917    $ 149,587

As of October 31, 1998 and 1997, the Company had made deposits totaling $56,521 and $49,221, respectively, related to the leases of various equipment and its production and office facility and had investments in insurance policies of $55,167 and $28,222, respectively. These items are included in intangibles and other long-term assets in the accompanying balance sheet.

NOTE E - NOTE PAYABLE TO BANK

The Company has a bank line of credit which permits borrowing of up to $1,700,000. Borrowings are collateralized by qualified accounts receivable, inventories and loan insurance provided by the Oregon Economic Development Department (OEDD). OEDD has guaranteed, through loan insurance, 33% of the outstanding balance up to a maximum of $500,000. The line bears interest at the bank's commercial lending rate plus 1% (9.0% at October 31, 1998 and 9.5% at October 31, 1997). The line is subject to renewal by May 1, 1999.


                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE E - NOTE PAYABLE TO BANK - Continued

The line of credit contains certain financial ratios including debt to tangible capital ratio, current ratio and interest coverage ratio and certain other negative covenants. At October 31, 1998, the Company was in compliance with all of these ratios and covenants.

The Company also has an equipment financing line with a credit limit of $300,000. There was no amount outstanding under this line as of October 31, 1998.


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at October 31,:
                                                          1998           1997
      Industrial development loan, payable in monthly
        Installments of $1,202 through April 2002,
        including interest at 8%, collateralized by
        certain equipment                              $  45,477     $  54,768

      Notes payable to a bank in monthly installments
        of $1,461 through September 2003, including
        interest at 8.5%, collateralized by certain
        equipment                                         68,583        79,690

      Note payable to a bank in monthly installments
        of $1,272 through November 2001, including
        interest at a U.S. Treasury index plus 3%
        (9.31% at October 31, 1997) collateralized
        by certain equipment                              40,798        51,676

      Note payable to a bank in monthly installments
        of $483 through January 2000, including
        interest at 9.0%, collateralized by certain
        equipment                                          6,802        11,744

      Note payable to a bank in monthly installments of
        $657 through January 2003, including interest at
        9.0%, collateralized by certain equipment         27,717           -

      Note payable to a bank in monthly installments
        of $356 through November 2000, including
        interest at 12.9%.                                 7,776           -

                                                         197,153       197,878

      Less portion due within one year                   (49,869)      (38,329)

                                                      $  147,284    $  159,549


                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE F - LONG-TERM DEBT - Continued

The principal portion of long-term debt is payable as follows:

        Year ending
        October 31,

          1999                                         $  49,869
          2000                                            50,058
          2001                                            49,088
          2002                                            33,285
          2003                                            14,853

                                                      $  197,153


NOTE G - CAPITAL LEASE OBLIGATIONS

The Company leases various equipment under capital lease agreements.
     Future minimum lease payments are as follows:


        Year ending
        October 31,

          1999                                        $  52,204
          2000                                           15,874

     Total minimum lease payments                        68,078

     Less amount representing interest                   (4,652)

     Present value of minimum lease payments             63,426

     Less current portion                               (48,105)

     Long-term portion                                $  15,321




NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust which allows the Company to make contributions to the Plan on behalf of eligible employees. The Company's discretionary contributions to the Plan were approximately $41,600, $24,800 and $8,500 during the years ended October 31, 1998, 1997 and 1996, respectively. Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this Plan.
                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE I - STOCK OPTION PLANS

In September, 1987, the Company established a nonqualified Stock Option Plan (the Plan) for key employees. The Plan provides for the granting of options to purchase shares of common stock at a price not less then 85% or more than 100% of the fair market value per share as of the date of the grant. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. Options expire no later than five years from the date of grant unless employment is terminated prior to that time. In the case of termination of employment for any reason other than death or disability, the option must be exercised within 90 days of termination or be forfeited. All options have been granted with an exercise price equal to the fair market value of the Company's common stock on the grant date. At October 31, 1998 these options had an exercise price of $4.00 and a weighted average remaining contractual life of approximately ten months. This plan terminated prior to October 31, 1998. Options granted under the plan continue to be exercisable up to their expiration date.

A summary of option transactions relating to the Stock Option Plan for key employees is as follows:

                                             Shares           Weighted
                                             Under             Average
                                             Option        Exercise Price

   Balance, October 31, 1995                 172,800            $   3.60
      Exercised                                  -                    -
      Expired                                    -                    -

   Balance, October 31, 1996                 172,800                3.60
      Exercised                                  -                    -
      Expired                                (12,000)               3.37

   Balance, October 31, 1997                 160,800                3.61
      Exercised                              (84,800)               3.22
      Expired                                (38,500)               4.11

   Balance, October 31, 1998 (exercisable)    37,500                4.00

In October 1990, the Company's Board of Directors adopted a nonqualified
Stock Option Plan for nonemployee directors. Based on the terms of the Plan, options are to be granted to each director at the fair market value of common stock on the grant date in October of each year. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 1998 these options had exercise prices ranging from $1.88 to $3.75 and a weighted average remaining contractual life of approximately 2 years. This plan terminated prior to October 31, 1998. Options granted under the plan continue to be exercisable up to their established expiration date.




                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE I - STOCK OPTION PLANS - Continued

A summary of option transactions relating to the Stock Option Plan for nonemployee directors is as follows:

                                             Shares           Weighted
                                             Under             Average
                                             Option        Exercise Price

   Balance, October 31, 1995                  75,000              $ 4.30
      Granted                                 15,000                1.88
      Expired                                (25,000)               5.45

   Balance, October 31, 1996                  65,000                3.30
      Exercised                              (10,000)               1.54

   Balance, October 31, 1997                  55,000                3.62
      Expired                                (10,000)               8.00

   Balance, October 31, 1998 (exercisable)    45,000                2.65

In January 1994, the Company's Board of Directors adopted a Combined
Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this Plan. At October 31, 1998, there were 53,000 shares available under the plan for future grants. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 1998 these options had exercise prices ranging from $1.75 to $4.00 and a weighted average contractual life of approximately 3.1 years.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                             Shares           Weighted
                                             Under             Average
                                             Option        Exercise Price

   Balance, October 31, 1995                 91,000               $ 4.10
      Granted                                42,000                 1.75

   Balance, October 31, 1996                133,000                 3.36
      Granted                                 4,000                 2.13
      Expired                               (21,000)                6.41

   Balance, October 31, 1997                116,000                 2.76
      Granted                                50,000                 4.00
      Exercised                             (22,000)                1.97
      Expired                               (19,000)                6.78

   Balance, October 31, 1998
     (75,000 exercisable)                   125,000                 2.79



                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE I - STOCK OPTION PLANS - Continued

At October 31, 1998, there were 260,500 shares of common stock reserved for issuance under the Company's stock option plans.

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans.

Had the Company used the fair value methodology for determining compensation expense, the Company's net income and net income per share would approximate the pro forma amounts below:

                                              1998         1997         1996

Net income, as reported                 $  702,703   $  433,546   $    6,773
Net income, pro forma                   $  693,630   $  412,472   $  (41,467)
Diluted net income per common
   share as reported                    $     0.30   $     0.19   $     0.00
Diluted net income (loss)
   per common share, pro forma          $     0.29   $     0.18   $    (0.02)

The weighted-average fair value of options granted during the years ended October 31, 1998, 1997 and 1996 were $2.53, $1.36 and $1.14, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 73%; risk-free interest rate of 5.03% in 1998 and 5.6% in 1996 and 1997 and an expected life of 5 years.

























                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE J - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31, 1998:
                                                   Weighted
                                                    Average         Per-
                                     Income         Shares         Share
1996                               (Numerator)   (Denominator)     Amount
   Basic earnings per share
      Income available to
         common stockholders           $6,773      2,192,112       $ 0.00

   Effect of dilutive securities
      Stock options                       -            5,441

   Diluted earnings per share
      Income available to
         common stockholders           $6,773      2,197,553       $ 0.00


1997
   Basic earnings per share
      Income available to
         common stockholders         $433,546      2,230,410       $ 0.20

   Effect of dilutive securities
      Stock options                       -           30,553

   Diluted earnings per share
      Income available to
         common stockholders         $433,546      2,260,963       $ 0.19


1998
   Basic earnings per share
      Income available to
         common stockholders         $702,703      2,292,375       $ 0.31

   Effect of dilutive securities
      Stock options                       -          66,295

   Diluted earnings per share
      Income available to
         common stockholders         $702,703      2,358,668       $ 0.30

During 1998, 1997 and 1996 options to purchase 57,325 and 209,550 and 292,300 shares of common stock at various prices were outstanding but were not included in the calculation of diluted EPS because their effect would have been antidilutive.

                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE K - FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments consisting of cash, accounts receivable and payable approximates fair value because of the relatively short maturity of these instruments. The carrying value of notes payable and long-term debt approximate fair values based upon the interest rates available to the Company for similar instruments.


NOTE L - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred, and for the years ended October 31, 1998, 1997 and 1996 aggregated approximately $559,700, $492,000 and $452,000, respectively.


NOTE M - INCOME TAXES

Under the provisions of FAS 109, the utilization of the Company's net operating loss carryforwards substantially eliminated the provision for income taxes payable for the years ended October 31, 1998, 1997 and 1996.

The effective tax rate differed from the statutory federal tax rate due to the following:

                                                  Year ended October 31,
                                                 1998      1997      1996

   Statutory federal tax rate (graduated)        34.0%     32.9 %    15.0%
   State taxes, net of federal benefit            4.4       4.4       5.6
   Change in valuation allowance                (78.2)    (95.2)    (20.6)

                                                (39.8)%   (57.9)%     0.0%



















                         International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE M - INCOME TAXES - Continued

     Deferred tax assets (liabilities) consist of the following at October 31,:

                                                        1998          1997

      Allowance for doubtful accounts             $    5,500    $    5,000
      Inventory                                       15,500        15,000
      Net operating loss carryforwards               942,000     1,090,000

      Gross deferred tax assets                      963,000     1,110,000
      Deferred tax asset valuation allowance        (106,000)     (765,000)

      Net deferred tax asset                         857,000       345,000

      Property, plant and equipment                  (39,000)      (61,000)

      Gross deferred tax liabilities                 (39,000)      (61,000)

      Net noncurrent deferred tax asset           $  818,000    $  284,000

At October 31, 1998, the Company had federal and state net operating loss carryforwards aggregating approximately $2,600,000 and $1,680,000, respectively, which may be used to offset taxable income, if any, in future years. The net operating loss carryforwards expire from 2002 through 2008.

The Company has established a valuation allowance against a portion of deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. The net change in the valuation allowance for the years ended October 31, 1998 and 1997 was a decrease of $659,000 and $99,000, respectively. The decrease in the valuation allowance for the year ended October 31, 1998 resulted primarily from the utilization of net operating loss carryforwards and management's evaluation of the future recoverability of net deferred tax assets due to the likelihood of future taxable income. Approximately $150,000 of the decrease in the valuation allowance for the year ended October 31, 1998 resulted from the operating loss carryforwards utilized in such year.


NOTE N - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

During fiscal year 1998, the Company restructured its operating lease agreement for its production and office facilities. The lease restructuring was caused by the construction of new office facilities attached to the existing building. In addition to an increase in the monthly lease payments and an extension of the lease term, the Company incurred approximately $150,000 of additional tenant improvement costs which have been capitalized as leasehold improvements. The building is owned by a company whose owners are the Company's chief operating officer and its president (both of whom are also shareholders of the Company) and certain other shareholders of the Company.

                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE N - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES -
		 Continued

In addition, the Company leases equipment under noncancelable operating leases with unrelated third parties.

Minimum lease payments required under these operating leases are as follows:

   Year ending
   October 31,

     1999                                                  $   250,033
     2000                                                      249,868
     2001                                                      261,253
     2002                                                      261,253
     2003                                                      265,453
  Thereafter                                                 2,021,847

                                                           $ 3,309,707

Operating lease expense under the related party lease for the years ended October 31, 1998, 1997, and 1996 approximated $140,000, $109,000, $103,000, respectively. Lease expense, exclusive of related parties, was approximately $68,500, $13,600 and $34,700 for the years ended October 31, 1998, 1997, and
1996. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statement of operations.

During 1998, the Company entered into a lease arrangement providing for up to $500,000 of available lease funding for equipment. This funding is available to be utilized through June 30, 1999. As of October 31,1998, the Company had leased approximately $107,000 of equipment under this arrangement.


NOTE O - RELATED PARTY TRANSACTIONS

During 1996 and 1995, the Company was operating under a marketing agreement with Norpac Foods, Inc. (Norpac). The agreement allowed Norpac to act as the Company's broker and exclusive sales agent to the restaurant and foodservice institutional industry. During 1997, the agreement expired and a new short-term interim distribution agreement was executed. The new agreement substantially reduced the Company's marketing and distribution reliance upon Norpac. For the years ended October 31, 1998, 1997 and 1996, amounts paid to Norpac for brokerage, commission, freight and advertising expenses approximated $114,000, $535,000 and $590,000, respectively. At October 31, 1998 and 1997, Norpac held approximately 3% of the Company's outstanding shares of common stock.








                        International Yogurt Company

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE P - MAJOR CUSTOMERS

Revenues derived from the Company's largest customer represents 50%, 41%, and 35% of total revenues in the years ended October 31, 1998, 1997 and 1996.


NOTE Q - RECENT ACCOUNTING STANDARDS

     Certain accounting standards have been issued by the Financial Accounting Standards Board which are not yet required to be adopted by the Company. These include Statement of Financial Accounting Standards (SFAS) Nos. 130, 131, 132 and 133, "Reporting Comprehensive Income", "Disclosures about Segments of an Enterprise and Related Information", "Employers' Disclosure about Pensions and Other Postretirement Benefits" and "Accounting for Derivative Instruments and Hedging Activities." The future adoption of these standards will modify certain disclosures for the Company. However, management does not expect future adoption of these standards to materially affect the Company's financial statements.


































Exhibit 10.5

                 AMMENDMENT NO. 1 TO COMMERCIAL LEASE

     This Amendment made this 4th day of June, 1998, by and between PENTE INVESTMENTS, L.L.C., an Oregon limited liability company, ("Landlord") and INTERNATIONAL YOGURT COMPANY, an Oregon corporation, ("Tenant").

     WHEREAS, a certain Commercial Lease was entered into between Landlord and Tenant dated July 5, 1994, covering the Premises described as:

          "Land and improvements (including two walk-in freezers and one cooler) located at 5858 NE 87th, Portland, Oregon and legally described as Lot 2, Block 3, A.P. INDUSTRIAL PARK, City of Portland, Multnomah County, Oregon; and

     WHEREAS, Tenant has requested Landlord to have constructed on the Premises additional office space and Landlord is willing to construct the building shell for approximately 4,200 square feet of office space; and

     WHEREAS, in consideration of the additional space to be provided, the parties have agreed to an increase in the lease term and the base rent;

     NOW THEREFORE, for and in consideration of the mutual covenants herein contained and other good and valuable consideration, the parties hereto agree as follows:

     That certain Commercial Lease by and between Landlord and Tenant dated July 5, 1994 shall be and hereby is modified, altered, and amended in the following respects only:

     1. "Section 1.1 Original Term" is hereby deleted in its entirety and in lieu thereof, the following is inserted:

          "Section 1.1 Original Term. The term of this Lease shall be for a period of eighteen (18) years commencing July 5, 1994 and continuing through July 4, 2012, unless sooner terminated as hereinafter provided."

     2. "Section 2.1 Base Rent" is hereby deleted in its entirety and in lieu thereof; the following is inserted:

          "Section 2.1 Base Rent. During the lease term, Tenant shall pay to Landlord as base rent the following sums:


          July 5, 1996 through July 4, 1997	$ 8,600.00 per month
          July 5, 1997 through June 4, 1998	$ 9,600.00 per month
          June 5, 1998 through July 4, 2000	$14,335.00 per month
          July 5, 2000 through July 4, 2003	$15,600.00 per month
          July 5, 2003 through July 4, 2006	$17,000.00 per month
          July 5, 2005 through July 4, 2009	$18,400.00 per month
          July 5, 2009 through July 4, 2012	$19,900.00 per month




          Rent shall be payable on the first day of each month in advance at such place as may be designated by Landlord expect that rent for the first month and last month has been paid upon the execution of this Lease, and Landlord acknowledges receipt of this sum."

     Except as specifically amended hereinabove, said Commercial Lease shall remain in full force and effect according to the terms and conditions thereof.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 1 on the date first hereinabove written.

Landlord:	                               Tenant:


PENTE INVESTMENTS, L.L.C.                  INTERNATIONAL YOGURT COMPANY


By:					             By:
	Harry M. Hanna, Member                     John N. Hanna, CEO

By:
	John N. Hanna, Member

By:
	Joseph J. Hanna, Jr., Member

By:
	David J. Hanna, Member

By:
	James S. Hanna, Member