Form 10-Q
period 1999-01-31
INTERNATIONAL YOGURT CO
filed 1999-03-17
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                Form 10-Q

  (Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 31, 1999.

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

                            YES      X           NO

  The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                       Class:  Common stock outstanding at
                     January 31, 1999:   2,316,593  shares








                         INTERNATIONAL YOGURT COMPANY

                                   CONTENTS


           Page
PART I     FINANCIAL INFORMATION:

   Item 1.  Financial Statements                                 3 - 7

      Balance Sheet as of January 31, 1999,                      3
      (unaudited) and October 31, 1998

      Statements of Income for the                               4
      Three Months  ended January 31, 1999 and 1998
      (all unaudited)

      Statements of Cash Flows for the                           5
      Three Months ended January 31, 1999 and 1998
      (all unaudited)

      Notes to Financial Statements                              6-7

   Item 2.  Management's Discussion and Analysis of              8-10
            Financial Condition and Results of
            Operations


PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                    11

   Item 2.  Changes in Securities                                11

   Item 3.  Defaults upon Senior Securities                      11

   Item 4.  Submission of Matters to a Vote of                   11
            Security Holders

   Item 5.  Other Information                                    11

   Item 6.  Exhibits and Reports on Form 8-K                     11



SIGNATURES                                                       12











 PART 1.   FINANCIAL INFORMATION
 Item 1.   Financial Statements

                            INTERNATIONAL YOGURT COMPANY
                                    BALANCE SHEETS

                                                  January 31, October 31,
                                                      1999        1998
                 ASSETS                           (unaudited)

 Current assets
    Cash and cash equivalents                     $  282,449   $  277,246
    Accounts receivable, net                         742,079      907,749
    Inventories                                    2,046,895    1,917,125
    Other current assets                             266,110      254,325

       Total current assets                        3,337,533    3,356,445

 Fixed assets, net                                 2,061,557    2,130,607
 Deferred tax asset                                  799,000      818,000
 Intangible and other long-term assets, net          254,675      250,605
                                                  $6,452,765   $6,555,657
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
    Note payable to bank                          $  886,800   $  782,800
    Current portion of long-term debt                 49,869       49,869
    Current obligations under capital lease           48,105       48,105
    Accounts payable                                 740,172      933,826
    Other accrued liabilities                        111,060      127,132
       Total current liabilities                   1,836,006    1,941,732
 Long-term debt payable to related parties
    and others, less current portion                 135,277      147,284
 Long term obligations under
    capital lease, less current portion                6,168       15,321

       Total liabilities                           1,977,451    2,104,337
 Shareholders' equity
    Common stock, nor par value,
    30,000,000 shares authorized;
    2,364,593 shares issued                        5,360,942    5,360,941
    Accumulated deficit                             (725,531)    (775,033)
    Less common stock in treasury, 48,000 shares    (160,097)    (134,588)

       Net shareholders' equity                    4,475,314    4,451,320

                                                  $6,452,765   $6,555,657









 The accompanying notes are an integral part of the financial statements.

                       INTERNATIONAL YOGURT COMPANY
                            STATEMENTS OF INCOME
                                 (unaudited)

          For the three months ended January 31,1999 and 1998


                                                    1999          1998


Revenue                                           $2,177,866   $1,613,935

Cost of sales                                      1,527,360    1,118,913

       Gross profit                                  650,506      495,022

 Selling and marketing expenses                      283,624      271,557

 General and administrative expenses                 276,135      252,796

       Income (loss) from operations                  90,747      (29,331)

 Other income (expenses):
    Interest income                                    2,753        4,473
    Interest expense                                 (24,997)     (37,598)
    Other, net                                           -          8,028

       Income (loss) before income taxes              68,503      (54,428)

 Provision for income taxes                          (19,000)           -

       Net income (loss)                          $   49,503   $  (54,428)



Basic net income (loss) per share                 $      .02   $     (.02)
Diluted net income (loss) per share               $      .02   $     (.02)


















The accompanying notes are an integral part of the financial statements.

                         INTERNATIONAL YOGURT COMPANY
                           STATEMENTS OF CASH FLOWS

             For the three months ended January 31, 1999 and 1998
                                  (Unaudited)

                                                      1999         1998

 Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:

 Net income (loss)                                $   49,503   $  (54,428)
 Adjustments to reconcile net
 Income (loss) to net cash provided
 By operating activities:
    Depreciation                                      84,837       64,208
    Gain on sale of equipment                           -          (8,028)
    Deferred income taxes                             19,000          -
    Change in assets and liabilities
       Accounts receivable                           165,670      224,698
       Inventories                                  (129,770)    (125,088)
       Other assets                                  (18,524)     (16,801)
       Accounts payable                             (193,393)     (85,954)
       Other accrued liabilities                     (16,332)     (    95)

    Net cash (used) provided by                      (39,009)      (1,488)
       operating activities


 Cash flows from investing activities:
    Expenditures for plant and equipment             (13,119)     (82,011)

       Net cash used in investing activities         (13,119)     (82,011)

 Cash flows from financing activities:
    Net increase (decrease) in line of credit        104,000      (16,000)
    Proceeds from bank equipment financing              -          42,179
    Proceeds from issuance of stock                     -          39,250
    Principal payments on long term debt
       and capital leases                            (21,160)     (17,986)
    Treasury stock purchased                         (25,509)        -
       Net cash provided by (used in)
          financing activities                        57,331       47,443
       Net increase (decrease)in cash
          and equivalents                              5,203      (36,056)

 Cash and equivalents, beginning of period           277,246      414,194

 Cash and equivalents, end of period              $  282,449   $  378,138






  The accompanying notes are an integral part of the financial statement.

                          INTERNATIONAL YOGURT COMPANY
                         NOTES TO FINANCIAL STATEMENTS


 Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1998.


Note B - Inventories

Inventories consist of                      January 31,     October  31,
                                               1999              1998

Finished goods                               $1,551,725       $1,462,681
Raw materials                                   352,318          336,821
Packaging materials and supplies                142,852          117,623
                                             $2,046,895       $1,917,125


Note C - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 1999 and 1998:


                                  Three Months Ended January 31, 1999
                                Net Earnings    Shares      Per-Share
                                (Numerator)  (Denominator)    Amount

  Basic earnings per share:

  Net earnings                     $49,503    2,318,908        $.02

  Effect of dilutive securities        -         65,548          -

  Diluted earnings per share       $49,503    2,384,456        $.02








NOTES TO FINANCIAL STATEMENTS - Continued



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

Results of Operations

Revenues

The Company's revenues for the first fiscal quarter ending January 31, 1999 were $2,177,866, up 34.9% compared to the corresponding quarter in 1998.

Over the last three years the percentage increase in first quarter revenues has grown each year. In the first quarter of 1997, revenues were up 5.9%, 1998 was up 7%, and 1999 was up 34.9% compared to the corresponding quarter in the prior year. The increase in the current quarter was primarily the result of YOCREAM Smoothie sales and penetration of YOCREAM frozen yogurt into convenience stores.

From a broader perspective, the driving forces behind the year to year revenue trends continues to be due to the competitive success of the Company's products, new product development capabilities, and long-term customer alliances. The successes are also due to an established national distribution system including a network of brokers and distributors, and expanded direct sales activity. The strategy implemented in 1997 to intensify direct sales activity through its own regional sales managers has enabled the Company to better support its brokers and distributors, and recently to penetrate the convenience store market segment.

A year ago the Company had just developed its YOCREAM line of fruit smoothies, which are adaptable to both blender and dispenser operation. Since its introduction, this product accounted for much of the revenue increases, and is expected to continue to drive the growth in fiscal 1999.

Recently the Company has developed another YOCREAM smoothie drink which is designed to be sold by retail stores, out of the refrigerated case along with other juice and soft drink products. This product is scheduled to be released in the second quarter and management expects that this product will also be successful.

Gross Profit

The Company's gross profit margin decreased from 30.7% of revenues in the 1998 first quarter to 29.9% of revenues in the current quarter. The slight decrease is primarily due to the change in sales mix.

Selling and Marketing Expenses

Selling and marketing expenses in the first quarter decreased from 16.8% to 13% of revenues for the quarter. Such expenses increased slightly over the same period last year, but decreased as a percentage of revenues, primarily due to the growth in revenues.

General and Administrative Expenses

General and administrative expenses decreased, as a percentage of revenues,from 15.7% to 12.7% of revenues for the quarter. Such expenses increased slightly over the same period last year, but decreased as a percentage of revenues, primarily due to the growth in revenues.

Income from Operations

The income from operations was $90,747, or 4.2% of revenues, compared to a loss of $29,331, or -1.8% of revenues, in the comparable quarter last year. The improved results are primarily due to the significant increase in revenues with only slight increases in operating expenses.

Net Income

Net income for the quarter was $49,503 compared with a loss of $54,428 in the comparable quarter last year. Historically the Company has lost money in the first quarter due to the seasonal nature of the demand for frozen yogurt. The improved results are due to the growth in sales from the Company's smoothie drink products and yogurt sales to convenience stores.

Net income in the current quarter was, for the first time, reduced by a provision for income taxes. As of the end of fiscal 1998, the Company has recognized substantially all of the deferred tax benefit of its net operating loss carryforwards, thus the need for the current tax provision. The provision will reduce the related deferred tax asset established in prior years. Although the benefit of the net operating loss carryforwards have been recognized for financial statement purposes, such losses are still available to reduce taxable income over the next several years.

Liquidity and Capital Resources.

In recent years,the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of January 31, 1999, the Company's total borrowings under its bank line of credit were $886,800, compared with $1,317,000 at January 31, 1998. The reduction in the amount borrowed is due to the growth in operating results and related cash flow over the past twelve months. The line permits borrowings of up to $1,700,000 subject to the Company being in compliance with certain ratios and negative covenants, and is collateralized by qualified accounts receivable, inventories and loan insurance provided by a governmental agency. Interest is at 1 percent over the bank's basic commercial lending rate. The line is subject to renewal by May 1, 1999.

Accounts receivable at January 31, 1999 and October 31, 1998 were $742,079 and $907,749, respectively. This decrease of 18.3% is primarily attributable to the seasonal decline in revenues compared to October 1998. The current level is higher than the January 31, 1998 total of $604,162 due to the current quarter's growth in revenues.

Inventories at January 31, 1999 and October 31, 1998 were $2,046,895 and $1,917,125 respectively. This increase of 6.8% is spread between increases in finished goods, raw materials and packaging materials. The current level is higher than the January 31, 1998 total of $1,933,289, primarily due to an increase in raw materials necessitated by the growth in YOCREAM fruit smoothie sales.

At January 31, 1999 the Company had working capital of $1,501,527 compared with $1,414,713 at October 31, 1998, and $951,568 at January 31, 1998. The
improvement is primarily due to the reduction in bank borrowings. This has resulted from an increase in cash provided from operating activities over the last year, and the proceeds from the exercise of stock options in fiscal year 1998.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months. The Company also expects its bank line to be renewed or replaced at maturity. In the event that the Company's bank lines were not renewed or replaced, the Company would need to curtail operations substantially, seek additional capital, or both.

The Company has begun the process of making its assessment of its Year 2000 issues. Management has determined that its accounting software is Year 2000 ready, and in late fiscal 1998 the Company completed a planned upgrade to its network operating system, and replaced certain computers. Contact has been made with certain business partners, and in the next few months the Company plans further contacts with customers and suppliers. The Company also plans to work with a computer consultant to review all of its hardware and systems, as well as evaluating risks, and formulating contingency plans. At this time, management is not aware of any issues that would have a material impact on its financial statements.

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

  Registrant:

                      INTERNATIONAL YOGURT COMPANY



Date:    March 17, 1999               By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
Officer


Date:     March 17, 1999               By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer