Form 10-Q
period 1999-04-30
INTERNATIONAL YOGURT CO
filed 1999-06-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended April 30, 1999.

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from     to      .


                         Commission File Number: 0-16787


                            YOCREAM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


           Oregon                                  91-0989395

(State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)                       Number)


   5858 N.E. 87th Avenue
      Portland, Oregon                                 97220

(Address of Principal Executive                     (Zip Code)
          Office)


                                 (503) 256-3754
              (Registrant's Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X          NO _____

The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                  Class:  Common stock outstanding at
                  April 30, 1999:   2,314,093  shares







                            YOCREAM INTERNATIONAL, INC.

                                   CONTENTS


Page
PART I   FINANCIAL INFORMATION:

Item 1.  Financial Statements                              3 -  7

         Balance Sheet as of April 30, 1999,                    3
         (unaudited) and October 31, 1998

         Statements of Income for the                           4
         Three Months  ended April 30, 1999 and 1998
         Six Months ended April 30, 1999 and 1998
         (all unaudited)

         Statements of Cash Flows for the                       5
         Six Months ended April 30, 1999 and 1998
         (all unaudited)

         Notes to Financial Statements                     6 -  7

Item 2.  Management's Discussion and Analysis of           8 - 11
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 2.  Changes in Securities                                 12

Item 3.  Defaults upon Senior Securities                       12

Item 4.  Submission of Matters to a Vote of                    12
         Security Holders

Item 5.  Other Information						   12

Item 6.  Exhibits and Reports on Form 8-K				   12



SIGNATURES									   13










PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            YOCREAM INTERNATIONAL, INC.
                                  BALANCE SHEETS

                                            April 30,         October 31,
                                              1999                1998
              ASSETS                       (unaudited)        __________

Current assets
   Cash and cash equivalents               $  282,621         $  277,246
   Accounts receivable, net                 1,358,366            907,749
   Inventories                              2,309,645          1,917,125
   Other current assets                       277,131            254,325

         Total current assets               4,227,763          3,356,445

Fixed assets, net                           1,989,229          2,130,607
Deferred tax asset                            678,000	           818,000
Intangible and other long-term assets, net    258,744            250,605

                                           $7,153,736         $6,555,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Note payable to bank                    $  759,700         $  782,800
   Current portion of long-term debt           48,647             49,869
   Current obligations under capital lease     36,402             48,105
   Accounts payable                         1,288,985            933,826
   Other accrued liabilities                  140,490            127,132

         Total current liabilities          2,274,224          1,941,732

Long-term debt payable to related parties
   and others, less current portion	          124,179            147,284
Long term obligations under
   capital lease, less current portion	      8,144	            15,321

         Total liabilities                  2,406,547          2,104,337

Shareholders' equity
   Common stock, nor par value,
   30,000,000 shares authorized;
   2,372,593 shares issued                  5,376,442          5,360,941
Accumulated deficit                          (417,367)          (775,033)
Less common stock in treasury, 58,500 shares (211,886)          (134,588)

         Net shareholders' equity           4,747,189          4,451,320

                                           $7,153,736         $6,555,657




The accompanying notes are an integral part of the financial statements.

                            YOCREAM INTERNATIONAL, INC.
                               STATEMENTS OF INCOME
                                   (unaudited)




                                Three months ended         Six months ended
                                     April 30,                April 30,

                                 1999        1998          1999        1998

Sales	                     $3,650,515   $2,218,294    $5,828,381  $3,832,229

Cost of sales               2,460,895    1,418,753     3,988,248   2,537,667

Gross profit                1,189,620      799,541     1,840,133   1,294,562

Selling and marketing
     Expenses                 385,688      294,328       669,308     565,879
General and administrative
     Expenses                 352,108      281,325       628,242     534,114

Income from operations        451,824      223,888       542,583     194,569

Other income (expenses)
     Interest income            2,651        3,014         5,404       7,487
     Interest expense         (25,324)     (36,460)      (50,321)    (74,062)
     Other income                                                      8,020
     Other, net               (22,673)     (33,446)      (44,917)    (58,555)

Income before taxes           429,151      190,442       497,666     136,014

Income tax (provision)
            Benefit          (121,000)      50,000      (140,000)     50,000

Net income                 $  308,151    $ 240,442     $ 357,666   $ 186,014

Earnings per common share:
      Basic                    $.13         $.11          $.15         $.08

      Diluted                  $.13         $.10          $.15         $.08







The accompanying notes are an integral part of the financial statements.







                            YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS

                 For the Six months ended April 30, 1999 and 1998
                                  (Unaudited)

                                                      1999            1998

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:

Net income                                         $ 357,666      $ 186,014
Adjustments to reconcile net
income to net cash provided
by operating activities:
   Depreciation                                      160,275        122,138
   Gain on sale of equipment                             -           (8,028)
   Deferred income taxes                             140,000        (50,000)
   Change in assets and liabilities
      Accounts receivable                           (450,617)        88,592
      Inventories                                   (392,520)      (199,995)
      Other current assets                           (22,808)         6,923
      Other assets                                    (8,139)        (8,139)
      Accounts payable                               355,421       (116,735)
      Other accrued liabilities                       13,098         23,062

      Net cash provided by                           152,376         43,832
      operating activities

Cash flows from investing activities:
   Expenditures for plant and equipment              (18,896)      (120,468)

      Net cash used in investing activities          (18,896)      (120,468)

Cash flows from financing activities:
   Net decrease in line of credit                    (23,100)      (267,200)
   Proceeds from issuance of stock                    15,500        223,233
   Proceeds from bank equipment financing                -           42,179
   Principal payments on long term debt
      and capital leases                             (43,207)       (37,909)
   Payments for treasury stock purchased             (77,298)       (23,253)

      Net cash used in financing activities         (128,105)       (62,950)

      Net increase (decrease) in cash
         and equivalents                               5,375       (139,586)

Cash and equivalents, beginning of period            277,246        414,194

Cash and equivalents, end of period                $ 282,621      $ 274,608






The accompanying notes are an integral part of the financial statements.
                            YOCREAM INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in Accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1998.


Note B - Inventories

                                         April 30,           October  31,
                                           1999                 1998
Inventories consist of
Finished goods                          $1,752,925            $1,462,681
Raw materials                              446,855               336,821
Packaging materials and supplies           109,865               117,623

                                        $2,309,645            $1,917,125


Note C - Earnings per share

Earnings per share are calculated as follows for the three months ended April 30, 1999 and 1998:


                                      Three Months Ended April 30, 1999

                                  Net Earnings        Shares       Per-Share
                                   (Numerator)    (Denominator)      Amount

Basic earnings per share:

  Net earnings                       $308,151       2,318,349         $.13
  Effect of dilutive securities                        54,412
  Diluted earnings per share         $308,151       2,372,761         $.13








NOTES TO FINANCIAL STATEMENTS - Continued





                                       Three Months Ended April 30, 1999

                                  Net Earnings        Shares       Per-Share
                                   (Numerator)    (Denominator)      Amount

Basic earnings per share:

  Net earnings                       $240,442       2,261,422         $.11
  Effect of dilutive securities                        72,887
  Diluted earnings per share         $240,442       2,334,309         $.10



Earnings per share are calculated as follows for the six months ended April 30, 1999 and 1998:


                                       Three Months Ended April 30, 1999

                                  Net Earnings        Shares       Per-Share
                                   (Numerator)    (Denominator)      Amount

Basic earnings per share:

  Net earnings                       $357,666       2,318,629         $.15
  Effect of dilutive securities                        59,980
  Diluted earnings per share         $357,666       2,378,609         $.15



                                       Three Months Ended April 30, 1999

                                  Net Earnings        Shares       Per-Share
                                   (Numerator)    (Denominator)      Amount

Basic earnings per share:

  Net earnings                       $186,014       2,256,786         $.08
  Effect of dilutive securities                        37,174
  Diluted earnings per share         $186,014       2,293,960         $.08











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

Results of Operations

Sales

The Company's sales increased 65% to $3,650,515 for the second quarter, and increased 52% to $5,828,381 for the six months ended April 30, 1999, compared to the corresponding periods in 1998.

Since the second quarter of last year, the Company has been achieving record increases in sales primarily due to the smoothie products introduced at that time. Sales gains have also been achieved in fiscal 1999 due to the recent penetration into the convenience store market with the Company's soft serve frozen yogurt. In March the Company announced that it had recently signed a two-year contract with Maverik Country Stores to provide soft-serve frozen yogurt. Maverik Country Stores is a chain of 176 convenience stores located in Utah, Idaho, Montana, Wyoming, Arizona, Nevada and Colorado. The Company is also providing its dispenser smoothie product to Maverik for testing at several of its stores.


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

The Company has a history of developing innovative products. A year ago the Company had just developed its YOCREAM line of fruit smoothies, which are adaptable to both blender and dispenser operation. Since this product was introduced, it has accounted for much of the revenue increases, and is expected to continue to drive the growth in fiscal 1999. In March, the Company announced its new "Bountiful Harvest" all-natural bottled fruit smoothie beverage developed for direct consumer purchase. This new beverage introduction reflects the Company's strategy of building on its strengths. Management believes that this product with over 40% fruit offers a unique beverage for the health conscious consumer, at a competitive price. This product is initially being offered in 150 Wal-Mart superstores. The Company is also exploring opportunities for the sale of this product in the foodservice and convenience store segments.


Gross Profit

The Company's gross profit margin for the second quarter decreased from 36.0% to 32.6%, and the gross profit margin for the six months decreased slightly from 33.8% to 31.6% of sales. The fluctuations in gross profit were primarily due to the change in sales mix, and the increase in costs associated with the introduction of a new product.

Selling and Marketing Expenses

Selling and marketing expenses in the second quarter decreased, as a percentage of sales, from 13.3% to 10.6% of sales, and for the six months
decreased from 14.8% to 11.5% of sales.   Such expenses decreased as a
percentage of revenues, primarily due to the growth in sales.

General and Administrative Expenses

General and administrative expenses in the second quarter decreased, as a percentage of sales, from 12.7% to 9.7% of sales, and for the six months decreased from 13.9% to 10.8% of sales. Various expenses increased during the second quarter, but overall general and administrative expenses decreased, as a percentage of sales, primarily due to the growth in sales.

Income from Operations

The income from operations in the second quarter increased 102% to $451,824, or 12.4% of sales. Six months results showed a gain of 179% to $542,583, or 9.3% of sales. The improved results are primarily due to the significant increase in revenues with only slight increases in operating expenses.



Net Income

Net income for the quarter was $308,151, or 8.4% of sales, and reflected a 28% increase over the same period last year. The results for the quarter are after deducting a provision for taxes of $121,000, compared with a tax benefit of $50,000 included in the 1998 quarterly results. The net income for the six months was $357,666, or 6.1% of sales, and reflected a 92% increase over the same period last year. The results for the six months are after deducting a provision for taxes of $140,000, compared with a tax benefit of $50,000 included in the 1998 results.

Net income in the first six months of fiscal 1999 has been reduced, for the first time, by a provision for income taxes. As of the end of fiscal 1998, the Company has recognized substantially all of the deferred tax benefit of its net operating loss carryforwards for financial reporting purposes, thus the need for the current tax provision; however, federal and state operating loss carryfowards aggregating approximately $2,600,000 and $1,680,000, respectively, remain available to offset income for tax purposes in the current and future years.

Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of April 30, 1999, the Company's total borrowings under its bank line of credit were $759,700, compared with $1,069,800 at April 30, 1998. The reduction in the amount borrowed is due to the growth in operating results and related cash flow over the past twelve months. The line permits borrowings of up to $1,700,000 subject to the Company being in compliance with certain ratios and negative covenants, and is collateralized by qualified accounts receivable, inventories and loan insurance provided by a governmental agency. Interest is at 1 percent over the bank's basic commercial lending rate. The line is subject to renewal by July 1, 1999.

Accounts receivable at April 30, 1999 and October 31, 1998 were $1,358,366 and $907,749, respectively. This increase of 49.6% is primarily attributable to the increase in sales compared to the fourth quarter of last year. The increase in sales is due to seasonal fluctuations in product demand, and the substantial increase in sales related to the smoothie products and the penetration of the convenience store segment. The current level is higher than the April 30, 1998 total of $740,268 due to the current quarter's growth in revenues described above.

Inventories at April 30, 1999 and October 31, 1998 were $2,309,645 and $1,917,125 respectively. This increase of 20.5% is primarily spread between increases in finished goods, and raw materials. The current level is higher than the April 30, 1998 total of $2,008,196, primarily due to an increase in raw materials necessitated by the growth in YOCREAM fruit smoothie sales.

At April 30, 1999 the Company had working capital of $1,953,533 compared with $1,414,713 at October 31, 1998, and $1,310,979 at April 30, 1998. The
improvement is primarily due to increases in receivables and inventory, and the reduction in bank borrowings. This has resulted from an increase in cash provided from operating activities over the last year, and the proceeds from the exercise of stock options in fiscal year 1998.

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

The Company has begun the process of making its assessment of its Year 2000 issues. Management has determined that its accounting software is Year 2000 ready, and in late fiscal 1998 the Company completed a planned upgrade to its network operating system, and replaced certain computers and supporting software. A management committee has been formed to monitor the project, evaluate risks, make contact with certain business partners, and formulate contingency plans, as deemed appropriate. At this time, management is not aware of any issues that would have a material impact on its financial statements.








































PART II.  OTHER INFORMATION

Item 1.   Legal  Proceedings

      The Company is not involved in any material pending legal proceedings, other than non-material legal proceedings occurring in the ordinary course of business.



Item 2.   Changes in Securities

      None.



Item 3.   Defaults Upon Senior Securities

      None.



Item 4.   Submission of Matters to Vote of Security Holders

      At the Annual Meeting of Shareholders, which was held on March 24, 1999, the shareholders reelected John Hanna, Dave Hanna, Bill Rush, and Carl Behnke as directors. Each of the five nominees received not less than 2,189,441 votes, or 99.7% of the shares in person or by proxy and voting. The terms for each director is one year, or until their successor shall have been elected and qualified.

      At the Annual Meeting of Shareholders, the shareholders also approved an amendment to Article 1 of the Articles of Incorporation which changed the name of the corporation from International Yogurt Company to Yocream International, Inc. 2,189,336 shares were voted for the amendment, 16,800 shares were voted against the proposal, and 428 shares abstained from voting for the proposal



Item 5.   Other Information

      None


Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits

      Exhibit 3.6  Amendment to Article 1 of the Articles of
      Incorporation changing the name of the corporation to Yocream International, Inc. effective March 24, 1999 is filed herewith.

      Exhibit 27 - Financial Data Schedule is filed herewith

      B.   Reports on Form 8-K - not applicable


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                            YOCREAM INTERNATIONAL, INC.



Date:   June 14, 1999            By:    /s/  John N. Hanna

                                         John N. Hanna, Chairman of the
                                         Board, and Chief Executive Officer


Date:   June 14, 1999            By:    /s/ W. Douglas Caudell

                                         W. Douglas Caudell, Chief
                                         Financial Officer

































                                                          EXHIBIT 3.6



STATE OF OREGON
Articles of Amendment - Business/Professional/Nonprofit

Registry Number:  118973-11

1) Name of Corporation Prior to Amendment:  International Yogurt Company

2) State the Article Number(s) and Set Forth the Article as it is Amended to
     Read:
         Article I  -  The name of the corporation is Yocream International,
                       Inc., and its duration shall be perpetual.

3) The Amendment was Adopted On:  March 24, 1999

4) Shareholder Action Was Required to Adopt the Amendment(s). The vote was as follows:
         Class or Series of Shares:          Common Stock
         Number of Shares Outstanding:         2,364,592
         Number of Votes Entitled to be Cast:  2,364,592
         Number of Votes Cast FOR:             2,189,336
         Number of Votes Cast AGAINST:            16,800

5) Nonprofit Corporation Only:  N/A

6) Execution:                   /s/ John N. Hanna, CEO

7) Contact Name:          Harry M. Hanna
   Daytime Phone Number:  (503) 273-2700