Form 10-Q
period 1999-07-31
YOCREAM INTERNATIONAL INC
filed 1999-09-14
CIK 821572

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 31, 1999.

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from     to     .


                         Commission File Number: 0-16787


                           YOCREAM INTERNATIONAL, INC.
               (Exact name of registrant as specified in its charter)


                  Oregon                            91-0989395
       (State or other jurisdiction of            (IRS Employer
        incorporation or organization)         Identification Number)



           5858 NE 87th Avenue
            Portland, Oregon                          97220
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

                         YES   X          NO_____

The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                   Class:  Common stock outstanding at
                   July 31, 1999:   2,305,193  shares







                         YOCREAM INTERNATIONAL, INC.

                                  CONTENTS


                                                           Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements                             3 - 7

         Balance Sheet as of July 31, 1999,               3
         (unaudited) and October 31, 1998

         Statements of Income for the                     4
         Three Months  ended July 31, 1999 and 1998
         Nine Months ended July 31, 1999 and 1998
         (all unaudited)

         Statements of Cash Flows for the                 5
         Nine Months ended July 31, 1999 and 1998
         (all unaudited)

         Notes to Financial Statements                    6 - 7

Item 2.  Management's Discussion and Analysis of          8 - 11
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                11

Item 2.  Changes in Securities                            11

Item 3.  Defaults upon Senior Securities                  11

Item 4.  Submission of Matters to a Vote of               11
	   Security Holders

Item 5.  Other Information                                11

Item 6.  Exhibits and Reports on Form 8-K                 11



SIGNATURES                                                12










PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                             July 31,       October 31,
     							   1999             1998
          ASSETS	                           (unaudited)

Current assets
   Cash and cash equivalents                $  167,222      $  277,246
   Accounts receivable, net                  1,541,978         907,749
   Inventories                               2,424,036       1,917,125
   Other current assets                        259,185         254,325

         Total current assets                4,392,421       3,356,445

Fixed assets, net                            2,100,026       2,130,607
Deferred tax asset                             524,800         818,000
Intangible and other long-term assets, net     262,436         250,605

                                            $7,279,683      $6,555,657

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank                     $     -         $  782,800
   Current portion of long-term debt            47,285          49,869
   Current obligations under capital lease      15,330          48,105
   Accounts payable                          1,671,535         933,826
   Other accrued liabilities                   230,819         127,132

         Total current liabilities           1,964,969       1,941,732

Long-term debt payable,
   less current portion                        212,176         147,284
Long term obligations under
   capital lease, less current portion           4,319          15,321

         Total liabilities                   2,181,464       2,104,337

Shareholders' equity
   Common stock, nor par value,
      30,000,000 shares authorized;
      2,391,343 shares issued                5,391,867       5,360,941
   Accumulated deficit                        ( 22,568)       (775,033)
   Less common stock in treasury,
      86,150 shares                           (271,080)       (134,588)

         Net shareholders' equity            5,098,219       4,451,320

                                            $7,279,683      $6,555,657



The accompanying notes are an integral part of the financial statements.
                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                 (unaudited)



                               Three months ended         Nine months ended
                                     July 31,                   July 31,

                                1999        1998           1999        1998

Sales                       $4,846,763  $3,245,886    $10,675,144  $7,078,116

Cost of sales                3,378,361   2,328,030      7,366,610   4,865,701

   Gross profit              1,468,402     917,856      3,308,534   2,212,415

Selling and marketing
   expenses                    507,672     334,102      1,176,981     899,982
General and administrative
   expenses                    399,505     314,607      1,027,746     848,724

   Income from operations      561,225     269,147      1,103,807     463,709

Other income (expenses)
   Interest income               2,605       2,715          8,009      10,201
   Interest expense            (15,716)    (33,401)       (66,037)   (107,463)
   Other income                    -           -              -         8,028

      Other, net               (13,111)    (30,686)       (58,028)    (89,234)

Income before taxes            548,114     238,461      1,045,779     374,475

Income tax(provision)benefit  (153,200)     75,000       (293,200)    125,000

Net income                   $ 394,914   $ 313,461      $ 752,579   $ 499,475

Earnings per common share:
   Basic                         $.17        $.13           $.32        $.22

   Diluted                       $.17        $.13           $.32        $.21














The accompanying notes are an integral part of the financial statements.

                           YOCREAM INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                For the Nine months ended July 31, 1999 and 1998
                                 (Unaudited)

                                                         1999          1998

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:

Net income                                            $ 752,466     $ 499,475
Adjustments to reconcile net
income to net cash provided
by operating activities:
   Depreciation                                         244,793       182,950
   Gain on sale of equipment                                -          (8,028)
   Deferred income taxes                                293,200      (125,000)
   Change in assets and liabilities
      Accounts receivable                              (634,229)     (303,758)
      Inventories                                      (506,911)     (197,885)
      Other current assets                               (4,858)       11,929
      Other assets                                      (11,831)      (19,508)
      Accounts payable                                  737,969       (79,749)
      Other accrued liabilities                         103,427        97,932

      Net cash provided by
      operating activities                              974,026        58,358

Cash flows from investing activities:
      Expenditures for plant and equipment             (214,211)     (286,441)

      Net cash used in investing activities            (214,211)     (286,441)

Cash flows from financing activities:
   Net decrease in line of credit                      (683,600)     (178,200)
   Proceeds from issuance of stock                       15,501       305,039
   Proceeds from bank equipment financing                   -          42,179
   Principal payments on long term debt
      and capital leases                                (80,673)      (57,333)
   Payments for treasury stock purchased               (121,067)      (23,253)

      Net cash provided by (used in)
         financing activities                          (869,839)       88,432

      Net decrease in cash and equivalents             (110,024)     (139,651)

Cash and equivalents, beginning of period               277,246       414,194

Cash and equivalents, end of period                   $ 167,222     $ 274,543





The accompanying notes are an integral part of the financial statements.

                          YOCREAM INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1998.


Note B - Inventories

                                          July 31,        October 31,
                                            1999               1998
Inventories consist of
Finished goods                          $1,678,365         $1,462,681
Raw materials                              624,808            336,821
Packaging materials and supplies           120,863            117,623

                                        $2,424,036         $1,917,125


Note C - Earnings per share

Earnings per share are calculated as follows for the three months ended July 31, 1999 and 1998:


                                     Three Months Ended July 31, 1999

                                Net Earnings      Shares     Per-Share
                                (Numerator)   (Denominator)   Amount
Basic earnings per share:

   Net earnings                  $394,914      2,312,585        $.17
   Effect of dilutive securities                  54,412          -

Diluted earnings per share       $394,914      2,367,678        $.17








NOTES TO FINANCIAL STATEMENTS - Continued




                                  Three Months Ended July 31, 1998

                               Net Earnings      Shares     Per-Share
                                (Numerator)   (Denominator)   Amount
Basic earnings per share:

  Net earnings                   $313,461      2,332,594        $.13
  Effect of dilutive securities                   82,297          -

Diluted earnings per share       $313,461      2,414,891        $.13




                                   Nine Months Ended July 31, 1999

                               Net Earnings      Shares     Per-Share
                                (Numerator)   (Denominator)   Amount
Basic earnings per share:

  Net earnings                   $752,579      2,316,614        $.32
  Effect of dilutive securities                   58,351          -

Diluted earnings per share       $752,579      2,374,965        $.32




                                   Nine Months Ended July 31, 1998

                               Net Earnings      Shares     Per-Share
                                (Numerator)   (Denominator)   Amount
Basic earnings per share:

  Net earnings                   $499,475      2,278,505        $.22
  Effect of dilutive securities                   52,301        (.01)

Diluted earnings per share       $499,475      2,330,806        $.21














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

Results of Operations

Sales

The Company's sales increased 49% to $4,846,763 for the third quarter, and increased 51% to $10,675,144 for the nine months ended July 31, 1999, compared to the corresponding periods in 1998. Results for the nine months ended July 31, 1999 exceeded sales and net income for the full 12 months of fiscal 1998.

Since the second quarter of last year, the Company has been achieving record increases in sales primarily due to the smoothie products introduced at that time. Sales gains have also been achieved in fiscal 1999 due to the recent penetration into the convenience store market with the Company's soft serve frozen yogurt. In the 1999 second quarter, the Company announced that it had recently signed a two-year contract with Maverik Country Stores to provide soft-serve frozen yogurt. Maverik Country Stores is a chain of 176 convenience stores located in Utah, Idaho, Montana, Wyoming, Arizona, Nevada and Colorado. The Company is also providing its dispenser smoothie product to Maverik for testing at several of its stores. During the 1999 third quarter the Company added a chain of 56 coffee houses headquartered in Boise, Idaho to its growing customer list.

From a broader perspective, the driving forces behind the year to year revenue trends continue to be due to the competitive success of the Company's products, new product development capabilities, and long-term customer alliances. The successes are also due to an established national distribution system including a network of brokers and distributors, and expanded direct sales activity. The strategy implemented in 1997 to intensify direct sales activity through its own regional sales managers has enabled the Company to better support its brokers and distributors, and recently to penetrate the convenience store market segment.

The Company has a history of developing innovative products. A year ago the Company had just developed its YOCREAM line of fruit smoothies, which are adaptable to both blender and dispenser operation. Since this product was introduced, it has accounted for much of the revenue increases, and is expected to continue to drive the growth in fiscal 1999. In March, the Company announced its new "Bountiful Harvest" all-natural bottled fruit smoothie beverage developed for direct consumer purchase. This new beverage introduction reflects the Company's strategy of building on its strengths. Management believes that this product offers a unique beverage for the health conscious consumer, at a competitive price. This product is currently being offered in approximately 200 Wal-Mart superstores. The Company is also exploring opportunities for the sale of this product in the foodservice and convenience store segments.

Gross Profit

The Company's gross profit margin for the third quarter increased from 28.3% to 30.3%, and the gross profit margin for the nine months remained at approximately 31% of sales. The improvements in gross profit were primarily due to the increased sales volume, operating efficiencies, and cost reductions.

Selling and Marketing Expenses

Selling and marketing expenses in the third quarter remained at approximately 10.5% of sales, and for the nine months decreased from 12.7%
to 11% of sales.   Such expenses decreased as a percentage of sales,
primarily due to the growth in sales.

General and Administrative Expenses

General and administrative expenses in the third quarter decreased, as a percentage of sales, from 9.7% to 8.2% of sales, and for the nine months decreased from 12% to 9.6% of sales. Overall general and administrative expenses decreased, as a percentage of sales, primarily due to the growth in sales.

Income from Operations

The income from operations in the third quarter increased 109% to $561,225, or 11.6% of sales. Nine months results showed a gain of 138% to $1,103,807, or 10.3% of sales. The improved results are primarily due to the significant increase in sales with only slight increases in operating expenses, over the same period last year.


Net Income

Net income for the quarter was $394,914, or 8.2% of sales, and reflected a 26% increase over the same period last year. The results for the quarter are after deducting a provision for taxes of $153,200, compared with a tax benefit of $75,000 included in the 1998 quarterly results. The net income for the nine months was $752,579 or 7.1% of sales, and reflected a 50.7% increase over the same period last year. The results for the nine months are after deducting a provision for taxes of $293,200, compared with a tax benefit of $125,000 included in the 1998 results. The net income for the nine months exceeded the fiscal year 1998 net income of $702,703.

Net income in the first nine months of fiscal 1999 has been reduced, for the first time, by a provision for income taxes. As of the end of fiscal 1998, the Company has recognized substantially all of the deferred tax benefit of its net operating loss carryforwards for financial reporting purposes, thus the need for the current tax provision; however, federal and state operating loss carryforwards aggregating approximately $2,600,000 and $1,680,000, respectively, remain available to offset income for tax purposes in the current and future years. Consequently normal tax payments are not required.

Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of July 31, 1999, the Company's total borrowings under its bank line of credit were $99,200, compared with $1,158,800 at July 31, 1998. The reduction in the amount borrowed is due to the growth in operating results and related cash flow over the past twelve months. Under the terms of the line of credit agreement, as renewed in July 1999 the bank increased the line limit to $2,000,000, subject to the Company being in compliance with certain ratios and negative covenants, released its security interest in the Company's receivables, inventories, and equipment, and reduced the interest rate to prime. The agreement also provides the option to lock in subprime rates on blocks of funds up to 90 days. The bank also extended the agreement for two years. Consequently the amount outstanding at July 31, 1999 has been classified as a long-term liability.

Accounts receivable at July 31, 1999 and October 31, 1998 were $1,541,978 and $907,749, respectively. This increase of 69.9% is primarily attributable to the increase in sales compared to the fourth quarter of last year. The increase in sales is due the substantial increase in sales related to the smoothie products and the penetration of the convenience store segment. The current level is higher than the July 31, 1998 total of $1,132,618 due to the current quarter's growth in revenues described above.

Inventories at July 31, 1999 and October 31, 1998 were $2,424,036 and $1,917,125 respectively. This increase of 26.4% is primarily spread between increases in finished goods and raw materials. The current level is higher than the July 31, 1998 total of $2,006,086, primarily due to an increase in raw materials necessitated by the growth in YOCREAM fruit smoothie sales.

At July 31, 1999 the Company had working capital of $2,427,000 compared with $1,414,000 at October 31, 1998, and $1,483,000 at July 31, 1998. This
represents a 72% increase over October 1998, and an increase of 64% over July 1998. The improvement is primarily due to increases in receivables and inventory, and the reduction in bank borrowings. This has resulted from an increase in cash provided from operating activities over the last year, and the proceeds from the exercise of stock options in fiscal year 1998.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months.

The Company has assessed its Year 2000 issues. Management has determined that its accounting software is Year 2000 ready, and in late fiscal 1998 the Company completed a planned upgrade to its network operating system, and replaced certain computers and supporting software. Earlier this year, a management committee was formed to monitor the project, evaluate risks, make contact with certain business partners, and formulate contingency plans, as deemed appropriate. At this time, management is not aware of any issues that would have a material impact on its financial statements.


PART II.  OTHER INFORMATION

Item 1.   Legal  Proceedings
     The Company is not involved in any material pending legal proceedings, other than non-material legal proceedings occurring in the ordinary course of business.


Item 2.   Changes in Securities
     None.


Item 3.   Defaults Upon Senior Securities
     None.


Item 4.   Submission of Matters to Vote of Security Holders
     None


Item 5.   Other Information
     None


Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits
      Exhibit 27 - Financial Data Schedule is filed herewith

      B.   Reports on Form 8-K
      On July 8, 1999 the Company filed Form 8-K reporting, under Item 5, a stock buy back plan for up to 50,000 shares.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                      YOCREAM INTERNATIONAL, INC.



Date:    September 14, 1999           By: /s/  John N. Hanna
							John N. Hanna, Chairman of the
							Board, and Chief Executive Officer


Date:    September 14, 1999           By: /s/ W. Douglas Caudell
							W. Douglas Caudell,
							Chief Financial Officer