Form 10-K
period 1999-10-31
YOCREAM INTERNATIONAL INC
filed 2000-01-31
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  Form 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended October 31, 1999.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

Commission File Number:  0-16787


                            YOCREAM INTERNATIONAL, INC.
                           (Exact name of registrant as
                             specified in its charter)

           Oregon                                          91-0989395
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

    5858 N.E. 87th Avenue                                      97220
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

                             YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]









The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,317,240 at January 19, 2000, based upon the average bid and asked prices of the common stock on that date.

At January 19, 2000 there were 2,296,393 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                                Part of Form 10-K into
Document                                          which Incorporated

Portions of Proxy Statement for
2000 Annual Meeting of Shareholders                    Part III















































           TABLE OF CONTENTS


PART I                                                                 Page

Item 1.	BUSINESS.....................................................4
Item 2.	PROPERTIES..................................................12
Item 3.	LEGAL PROCEEDINGS...........................................12
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.....................................................12



PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS................................13
Item 6.     SELECTED FINANCIAL DATA.....................................14
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................15
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA........................................................19
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................19



PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT..................................................19
Item 11.    EXECUTIVE COMPENSATION......................................19
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.......................................19
Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS................................................19



PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.....................................20



SIGNATURES..............................................................23













                                 PART I

Item 1:  BUSINESS

General

YOCREAM INTERNATIONAL, INC. (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to International Yogurt Company, Inc. In 1999, the Company changed its name to its present name. The Company makes, markets and sells frozen yogurt, sorbet, smoothie, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company markets and sells these products to and through a variety of businesses and outlets, including super-markets, grocery stores, convenience stores, restaurants, hospitals, school district food services, military installations, yogurt shops, fast food chains, discount club warehouses, and other types of outlets. The Company's primary product is YOCREAM(registered trademark) frozen yogurt, which is distributed and sold nationwide. The Company also produces YOCREAM BLENDER SMOOTHIES, SORBET BY YOCREAM (now packaged as YOCREAM FRUIT BLENDER SMOOTHIES and SORBET
TOO), YOCREAM DISPENSER SMOOTHIES, BOUNTIFUL HARVEST BOTTLED SMOOTHIES, YOCREAM PURE made from 100% organic milk, and premium, lowfat, or nonfat ice creams. The Company's general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

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

The Company

Yocream International, Inc. operates within the health oriented frozen dessert, snack, and novelty business. Focus is placed on manufacturing superior quality products (e.g. frozen yogurt, organic, smoothies, etc.) for regional, national, and worldwide foodservice and retail markets. Yocream International, Inc.'s expertise in nationwide distribution, foodservice sales/marketing, R&D (e.g. new product development) and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (e.g. Cascadian Farm). These relationships are developed to increase volume growth and profitability within those markets served by the Company. Yocream International, Inc.'s foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which Yocream International, Inc. manufactures (e.g.Costco, Cascadian Farm, SYSCO, etc.), are provided outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

The Company's marketing strategy is to build customer brand awareness and loyalty, as well as to develop and expand YOCREAM consumer brand identification, by offering a broad selection of premium frozen yogurt, ice cream and smoothie products. The Company believes it can achieve greater brand identification and loyalty through advertising the features and benefits of its products, including the successes it has enjoyed in certain competitive taste tests. The Company also considers the broad distribution of its product critical to sales growth, with its products now available in 37 states and 7 countries. The Company will continue to strive for greater distribution within these markets.

The Company's management also believes that its ability to respond innovatively to take advantage of changes in the retail, foodservice, and packaging industries will permit greater availability and acceptance of its products. For example, single serving containers are popular with some consumers and sales channels and currently smoothie products are in demand.

In 1993, the Company began a concerted effort to obtain copacking and private label business. The Company was successful in obtaining a contract to copack the organically grown, All Fruit Sorbet produced for Cascadian Farm, a majority owned subsidiary of General Mills. In November 1994, Cascadian Farm added to its contract with the Company its organic frozen yogurt and ice cream lines as well.

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

The Company has developed its own marketing, sales and logistical departments. A Director of Sales and Marketing teams with Regional Sales Managers, who in turn work with 27 independent foodservice broker organizations on a nationwide basis. The Company's traffic department now arranges for all of its product shipments.

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

In the second quarter of fiscal 1999, the Company began distribution of YOCREAM SMOOTHIES BOUNTIFUL HARVEST, an extended shelf life, refrigerated, bottled smoothie, to the retail grocery market.

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




Merchandise

The Company makes, markets and sells frozen yogurt in premium, lowfat, and nonfat flavors, smoothies in a variety of flavors, and non-dairy sorbet in a variety of flavors, bottled smoothies, as well as organic yogurt, organic ice cream and other frozen desserts and snacks. These frozen products are available in both soft serve liquid mix and hard pack forms.






















































As of January 19, 2000, the Company had available for sale the following products and flavors under its own YOCREAM brand name:


YOCREAM                    YOCREAM                    YOCREAM
Premium Soft Serve         Fruit Blender              Soft Scoop - 4 Ounce
Mix                        Smoothies
                           (and Sorbet, too)          Very Berry Sorbet
Cheesecake Supreme                                    Very Sorbet/Vanilla
Dutch Chocolate            Kiwi Strawberry Splash        Frozen Yogurt Swirl
French Vanilla             Very Berry                 Vanilla Frozen Yogurt
Milk Chocolate             Lemony Lime                Chocolate Frozen Yogurt
Peanut Butter              Mango Tango                Strawberry Frozen Yogurt
Praline 'n Cream           Orange Burst
Vanilla
                                                      YOCREAM FREE
                           YOCREAM                    No Sugar Added
                           Yogurt Blender
YOCREAM                    Smoothies                  Blueberry
Nonfat Soft Serve                                     Cafe au Lait
                           Vanilla                    Chocolate
Apple Spice                Chai                       Raspberry
Blueberry Burst            Coffee                     Strawberry
Butter Brickle                                        Vanilla
Cable Car Chocolate
Cappuccino                 YOCREAM
Cherry Almond              Fruit Dispenser            YOGURT STAND
Chocolate Classic          Smoothies                  Nonfat Soft Serve
Country Vanilla
Egg Nog                    Berry Banana               Chocolate
Fancy French Vanilla       Island Lime                Strawberry
Georgia Peach              Mango Sunrise              Vanilla
"Holiday" Chocolate Mint   Orange Squeeze
Irish Mint
Island Banana                                         YOCREAM
Kahlua                     YOCREAM                    Bountiful Harvest
Luscious Lemon             Yogurt Dispenser           16oz Bottled Smoothie
New York Cheesecake        Smoothies
Outrageous Orange                                     Berry Banana
Peanut Butter              Coffee                     Pineapple Orange
Pecan Praline              Chai                       Strawberry Guava
Peppermint Stick           Chocolate                  Mango Berry
Pumpkin -                  French Vanilla Latte
Very Strawberry            Mocha
Very Boysenberry
Very Raspberry
White Chocolate
      Macadamia


YOCREAM PURE               YOCREAM PURE
ORGANIC                    ORGANIC
Nonfat Soft Serve          Lowfat Hardpack Ice Cream
 Chocolate Sensation       4 Ounce
Pure Vanilla Cream -       Pure Vanilla
Strawberry Fields          Pure Strawberry
                           Pure Chocolate




The Company sells the soft serve liquid mix to food service customers who dispense it through a soft serve frozen dessert machine. This product is also available in an unflavored natural form which permits the customer to add desired flavors. In fiscal years 1999, 1998 and 1997 the soft serve liquid mix accounted for approximately 55%, 75% and 63% of the Company's case sales.

The Company markets and sells its hard pack frozen dessert products in 4 oz. containers to food service customers. Hard pack products are also produced in 4 oz. and pint containers under private label for Cascadian Farm, SYSCO, and other companies. In prior years, hard pack products were also available in 1/2 gallon containers. In fiscal years 1999, 1998 and 1997 hard pack products of all type containers accounted for approximately 8%, 7%, and 37% of the Company's case sales.

The Company is also selling frozen yogurt products with no sugar added, which are sweetened with aspartame. This product was introduced to the market place in the spring of 1991, and in 1999, 1998 and 1997 it accounted for approximately 3%, 4% and 3% of total case sales.

The Company has developed a lower cost line of products under the label Yogurt Stand, designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Company's products includes three flavors and a plain mix that can be flavored by the end user with flavor packets bearing the Yogurt Stand label.

The Company has also developed a product identified by the trademark SOFT SCOOP. This product, introduced to the market place in fiscal year 1992, can be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry under the brand name SOFT SCOOP by YOCREAM, and it is packaged in a single serve four ounce size.

SORBET by YOCREAM is a product developed by the Company in 1995. It is a high quality non-dairy product produced in several flavors in hardpack and soft serve form. It is now marketed and packaged as YOCREAM BLENDER SMOOTHIES (and SORBET too). (See below.)

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

YOCREAM DISPENSER SMOOTHIES (formerly THE COMPLETE FRUIT SMOOTHIE), were introduced in March 1998. This concept utilizes an innovative, all natural, nonfat smoothie mix designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product requires no additions of fruit, ice, or juice to make a smoothie. An operator simply pours it directly into a smoothie machine or beverage dispenser. DISPENSER SMOOTHIES are available in fruit and yogurt flavors, and also Chai and coffee.

Other products manufactured by the Company include organic sorbets and ice creams that are packed under a customer's private label brand and a soft serve lowfat ice cream mix sold to the Rose Garden Arena in Portland, Oregon.


Manufacturing Process

All of the manufacturing and packaging of the Company's products for domestic sales occurs at its plant in Portland, Oregon. The Company utilizes a Canadian dairy as a copacker for production of its products for the Canadian market. All other products for international sales are produced in Portland and then containerized for export.

While the manufacturing plant is capable of producing a full range of dairy products and other fluid items, such as fruit based beverages, it primarily is utilized to produce frozen yogurt, ice cream, sorbet and smoothies. The facility is a fully licensed dairy and pasteurizes its products under USDA certification and inspection. One unique feature of the facility is its ability to produce under Organic Certification, organic ice creams, yogurts, and sorbets. Throughout the facility, both organic and non-organic products can be processed and packaged simultaneously while maintaining separation.

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

Fiscal 1999 saw the addition of a second high speed filler machine to the wetmix production line as well as improvements to the hardpack lines. These additions resulted in a significant increase in production capacity and an increase in overall plant utilization. Management estimates that plant utilization remains at approximately 65% of capacity, based on the increased production capacity and production output. Management expects to see plant utilization increase further in the 2000 fiscal year, primarily from the Company's new specialty products and through co-packing and private label business. At the present time, the Company continues to fill and package product on only one shift and space is available on the existing premises for low cost additions when increased capacity becomes necessary.


Inventory and Backlog

The Company does not have a significant production backlog. Because of the relatively short time period required to produce a finished product from the receipt of an order by the Company, the Company strives to maintain a low level of raw materials inventory. At October 31, 1999, raw material inventory levels were higher than normal. Subsequent to year end, the Company is in the process of implementing a new purchasing and inventory system which is expected to enable the Company to reduce inventory levels. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Company's products throughout the United States. Although the Company tries to estimate demand and production schedules for its products, its customers generally place orders when they require the Company's products, and customers expect delivery within a short period of time.


Distribution and Significant Customers

The Company's products are distributed in 37 states and 7 countries. Distribution is facilitated by buyer pick up or by transportation arranged by the Company. The Company's products are generally shipped on refrigerated trucks to all domestic locations.

While the Company experienced growth in all customer classifications, revenues derived from it's largest customer, Costco Wholesale, represented 61%, 50%, and 41% of total revenues in the years ended October 31, 1999, 1998, and 1997. In fiscal year 1989, the Company began selling soft serve frozen yogurt to Price Club. Then after the merger between Costco and Price Club, Costco chose the Company's soft serve frozen yogurt, over that of competitors, for its food courts. During 1998, Costco selected Yocream to develop a very berry smoothie to be offered in its food courts. Due to the consistently high-level of quality and customer acceptance of these products and the efficient operation of Costco's food courts, there has been a significant increase in its sales. Furthermore, the longevity of this relationship is due to various factors, including Yocream's distribution system and responsiveness to Costco's operational and logistical requirements. Another significant factor is the field support program that has been implemented in cooperation with an independent broker. The support program includes an intensive sampling of yogurt and smoothie products at all new warehouse openings. Management is determined to maintain the quality of service that supports the longevity of this relationship and expects that its business with Costco will continue to grow.


Research and Development

The Company's research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. Research also occurs on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and no sugar added products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. New products include a line of smoothie products for blending or automated operation. The most recent development of a new product is an all-natural, ready to serve bottled fruit smoothie with an extended shelf life. The Company's development activities occur at the Portland, Oregon facility. Although a precise separation of accounts is not available, the Company estimates total research and development expenditures for the year ended October 31, 1999, to have been $393,000, compared with $335,000 and $262,000 for the years ended October 31, 1998 and 1997.


Advertising and Promotion

During the year ended October 31, 1999 such expenses totaled approximately $310,000 representing 2.1% of net sales. These compare to $349,000, or 3.4% of net sales in 1998; and $269,000, or 3.1% of net sales in 1997.


Seasonality

The Company's sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained and because of purchases from new customers concentrated in the warmer climate areas.


Suppliers

Suppliers of the primary ingredient of the Company's products, raw milk, are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical to the Company's products, the Company prefers local suppliers. The Company's largest supplier of raw milk supplied approximately 94.7% of the Company's needs in fiscal year 1998 and the second largest supplier provided approximately 5.3%. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.


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

The Company competes against different sets of manufacturers for each product it markets. The Company's principal competitors for soft serve products include Colombo (General Mills), Dannon, Eskimo Pie, and Honey Hill Farms. Key competitors for the Company's hard pack frozen yogurt products include Ben and Jerry's, Dryers, Haagen Dazs, and Wells Blue Bunny. Chief smoothie product competitors include Colombo, Freshens, Miss Karen's, and Skigo (Quaker Oats).
In addition to the large primary competitors identified, the Company competes with numerous small local and regional companies.

The Company's products are recognized in the marketplace for their high quality and have competed well in this regard. For example, on July 27, 1989, the Chicago Tribune listed YOCREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. Through the Company's national system of brokers and distributors the Company believes it can compete effectively from the standpoint of service. Price competition, however, has become intense in certain geographical areas as regional dairies endeavor to introduce a limited line of frozen yogurt. The Company has responded to price competition from regional dairies with its lower-priced products under the Yogurt Stand label and to competition on quality with its YOCREAM brand products. While the Company has experienced competitive success in the past, no assurance can be given that the Company will continue to compete successfully against other available products.

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

The Company employed 48 persons at October 31, 1999, all of whom were full-time (35 hours per week or more.) None of the Company's employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Company's sales representatives manage a network of national and regional foodservice brokers. These are independent brokers and paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.


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

During 1999, the Company leased approximately 5,500 square feet of additional dry warehouse space in a nearby facility. This lease expires in April 2001.

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


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 1999.









                                 PART II

Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 19, 2000, there were 2,296,393 shares of the common stock outstanding and there were 199 shareholders of record estimated to represent approximately 900 beneficial holders based on the number of individual participants in security position listings. On January 19, 2000 the closing bid and asked prices were $3-5/8 and $4, respectively.

The following table sets forth the high and low closing bid quotations for quarterly periods in the two twelve month periods ended October 31, 1999 and October 31, 1998. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


     Twelve months Ended October 31, 1999			High		Low

          August 1, 1999   -  October 31, 1999       $ 5 5/16   $4
          May 1, 1999      -  July 31, 1999            5 1/8     4 3/8
          February 1, 1999 -  April 30, 1999           5 1/4     3 3/4
          November 1, 1998 -  January 31, 1999         5 3/4     4 1/4

     Twelve months Ended October 31, 1998			High		Low

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




















Item 6: SELECTED FINANCIAL DATA.

The following selected financial data set forth below as of October 31, 1999, 1998 and for each of the three years in the period ended October 31, 1999 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 1997, 1996, and 1995 and for each the two years in the period ended October 31, 1996, are derived from financial statements not included herein.



                                     October 31

Balance Sheets             1999       1998       1997       1996       1995

Total Current Assets   $4,637,304 $3,356,445 $3,380,607 $3,067,744 $2,876,583

Total Assets            7,356,915  6,555,657  5,810,593  5,353,622  5,036,716

Long-Term Debt            201,238    162,605    222,975    286,481    278,498

Shareholders' Equity    5,351,730  4,451,320  3,185,918  2,758,972  2,679,443





                           For the Years Ended October 31,


Statements of Income     1999        1998       1997       1996       1995

Sales                $14,628,967 $10,206,524 $8,677,547 $7,922,144 $7,348,531

Income from
   Operations(1)       1,468,445     616,079    386,318    104,729    312,820

Income before Taxes    1,424,066     502,703    274,546      6,733    183,118

Income Tax Provision
   (Benefit)             406,000    (200,000)  (159,000)       -     (121,766)

Net Income             1,018,066     702,703    433,546      6,773    304,884

Earnings per Common
   Share-Basic               .44         .31        .20        .00        .14

Earnings per Common
   Share-Diluted             .43         .30        .19        .00        .14


(1) Income from operations in 1996 is after deduction of unusual expenses amounting to $143,527.







Item 7

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

Results of Operations

Sales

The Company's revenues were $14,628,967, $10,206,524, and $8,677,547, for the years ended October 31, 1999, 1998, and 1997, respectively. Over the last three years revenues have increased 43.3% in 1999, 17.6% in 1998, and 9.5% in 1997. This continuing trend of year to year revenue gains is primarily due to the success of the Company's smoothie products introduced in 1998. Sales gains have also been achieved in fiscal 1999 due to the recent penetration into the convenience store market with the Company's soft serve frozen yogurt.

The successes are also due to long-term customer alliances, such as that with Costco Wholesale, an established national distribution system including a network of brokers and distributors, and expanded direct sales activity. Management expects this trend to continue due to the success of its products, expanded alliances with other national companies, intensified direct sales activity, and the introduction of new products.

From a broader perspective, the driving forces behind the year-to-year revenue trends continue to be due to the competitive success of the Company's products, new product development capabilities, and long-term customer alliances. The successes are also due to an established national distribution system including a network of brokers and distributors, and expanded direct sales activity. The strategy implemented in 1997 to intensify direct sales activity through its own regional sales managers has enabled the Company to better support its brokers and distributors, and recently to penetrate the convenience store market segment.

The Company has a history of developing innovative products. A year ago the Company had just developed its YOCREAM line of fruit smoothies, which are adaptable to both blender and dispenser operation. Since this product was introduced, it has accounted for much of the revenue increases, and is expected to continue to drive the growth in fiscal 2000. In March 1999, the Company announced its new "Bountiful Harvest" all-natural bottled fruit smoothie beverage developed for direct consumer purchase. This new beverage introduction reflects the Company's strategy of building on its strengths. Management believes that this product offers a unique beverage for the health conscious consumer, at a competitive price. This product is currently being offered in approximately 200 Wal-Mart superstores. The Company is also exploring opportunities for the sale of this, or similar products in the foodservice and convenience store segments, and is continuing to work on the development of new products.

Gross Profit

The cost of sales, as a percentage of revenues, were 69.6%, 69.8%, and 69.3% in 1999, 1998, and 1997 respectively, with corresponding gross profit margins of 30.4%, 30.2%, and 30.7% for the same periods. During fiscal 1999 margins improved slightly. Improvements from the significantly increased volume were enough to offset the impact of a change in product mix. During fiscal 1998 margins decreased slightly, compared to 1997, due to a change in product mix.


Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 1999, 1998, and 1997 were 11.5%, 12.9%, and 14.8%, respectively.
Such expenses are generally related to the level of revenues, and marketing activities. However, the decrease in expenses, as a percentage of sales over the last two years, is primarily due to the stability of expenses for the Company's in-house sales and marketing staff.

In October 1997, the Company assumed responsibility for certain food service selling and marketing functions. This included responsibility for all credit, collections, sales service, transportation coordination, and selling and marketing activities. The development of its own regional sales managers/product specialists has given the Company an increased level of direct contact with brokers and distributors, and enabled the Company to effectively assume the role of exclusive sales agent previously performed by an outside organization.


General and Administrative Expenses

General and administrative expenses for the years ended October 31, 1999, 1998, and 1997, as a percentage of revenues, were 8.9%, 11.3%, and 11.4%, respectively. Overall general and administrative expenses decreased over the three-year period, as a percentage of sales, primarily due to the growth in sales. The dollar increase in 1999 over 1998 primarily relates to personnel costs and the increase in rent and depreciation associated with the office addition completed at the end of 1998. The dollar increase in 1998 over 1997 was primarily due to increases in professional fees, rent, and payroll related expenses, including payroll taxes associated with stock options exercised. A portion of the increase relates to the costs associated with the Company assuming the additional administrative functions described under sales and marketing.

Income from Operations

Income from operations for the years ended October 31, 1999, 1998, and 1997 was $1,468,445, $616,079, and $386,318 respectively. As a percentage of revenues, income from operations was 10.0%, 6.0%, and 4.5% respectively. The results for 1999 reflected a 138.4% increase over 1998, and was due to the increase in sales activity described above, and the net savings in selling, marketing and administrative expenses, as a percentage of sales.


Income before Income Taxes

Income before taxes for the years ended October 31, 1999, 1998 and 1997 was $1,424,066, $502,703, and $274,546. The results for 1999 reflect a 183.3%
improvement over the prior year. Due to the change in income taxes, from recording a tax benefit in 1997 and 1998 to recording a tax provision in 1999, management regards the substantial increase in income before taxes, as a more significant measure of the comparative improvement in operating performance, than the change in net income.


Provision for Income Taxes

Prior to 1995, the Company experienced losses in several years for income tax purposes that resulted in net operating loss carryforwards (NOLs) which are available to offset future taxable income. In accordance with generally accepted accounting principles, the Company recorded the benefit of such NOLs as a deferred tax asset. In prior years, an offsetting valuation allowance was provided to the extent that management believed that it was more likely than not that the deferred tax asset would not be realized.

In 1998 and 1997, as a result of evaluations at that time of the future benefit of the Company's NOLs, the Company reduced the valuation allowance and recognized a tax benefit of $200,000 and $159,000, respectively. As of October 31, 1998, the Company had recognized all of the expected benefit of these NOLs in the financial statements, except for $106,000.

In 1999, as a result of the substantial increase in operating results, the Company has recognized the remaining benefit of the NOL's and, for the first time, recorded a tax provision of $406,000, net of the above benefit. The tax provision primarily represents a reduction in the deferred tax asset for the NOL's that have been utilized to offset taxes that would otherwise be payable. At October 31, 1999, the Company had federal and state net operating loss carryforwards aggregating approximately $1,116,000 and $321,000, respectively. It is expected that these NOL's will be fully utilized during the next fiscal year, at which time; the Company will begin paying income taxes.

The effective tax rate in 1999 was 28.5% which was less than the expected rate of 38.4% primarily due to the recognition of the remaining NOL benefit described above. In the future, the Company expects that its provision for income taxes will be at or near the applicable federal and state statutory rates.

Net Income

Net income for the years ended October 31, 1999, 1998, and 1997 was $1,018,066, $702,703, and $433,546, respectively. The results for 1999 reflect a 44.9% improvement over 1998, even after recording a tax provision in 1999, compared to a tax benefit in 1998. The improved results are primarily due to the gross profit contribution from the substantial increase in sales, without a corresponding increase in selling, general and administrative expenses. Net income, as a percentage of sales, was 7.0%, 6.9%, and 5.0% in each of the three years.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

During the three years ended October 31, 1999, the Company entered into operating leases relating to certain assets utilized in its production process. (See Note M of the Notes to Financial Statements for a description of these lease commitments.)

As a result of the significant increase in sales and operating results, the Company has experienced a corresponding increase in cash flow. EBITD (earnings before interest, taxes and depreciation) was $1,833,180 in 1999, compared with $922,573 in 1998. As a result the Company has been able to payoff its bank line of credit and increase cash and cash equivalents.

At October 31, 1999, the Company has an unutilitized bank line of credit of $2,000,000. At October 31, 1998 borrowings under a similar line were $782,800. Under the terms of the line of credit agreement, as renewed in July 1999, the bank increased the line limit to $2,000,000, subject to the Company being in compliance with certain ratios and negative covenants, released its security interest in the Company's receivables, inventories, and equipment, and reduced the interest rate to prime. The agreement also provides the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank also extended the agreement for two years until July 1, 2001.

Accounts receivable at October 31, 1999 and 1998 were $1,061,618 and $907,749, respectively. This increase of approximately 17% is primarily attributable to the increase in sales compared to the fourth quarter of last year. The increase in sales is due to the substantial increases related to smoothie products and the penetration of the convenience store segment.

Inventories at October 31, 1999 and 1998 were $2,626,162 and $1,917,125, respectively. This increase of approximately 37% is primarily in raw materials related to the growth in YOCREAM fruit smoothie sales.

At October 31, 1999, the Company had working capital of $2,833,357, which represents a 100% increase over October 1998. The improvement is primarily due to increases in cash, receivables and inventory, and the reduction in bank borrowings which more than offset the increase in trade payables. This has resulted from an increase in cash provided from operating activities over the prior year.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months.

The Company leases its offices and production facilities. The lease has a remaining term of approximately 13 years with renewal provisions and provides for a base rent of $172,000 annually for the next nine months and then increases at approximately 3% per year thereafter. (See Note M of Notes to Financial Statements for a description of the terms).

The Company's capital expenditures for 1999, 1998, and 1997 were approximately $216,000, $502,000, and $250,000. The Company is in the process of evaluating its capital expenditure plans for fiscal 2000, which are not expected to exceed $500,000. The Company believes that adequate financing can be arranged, including an equipment financing facility with its lender.

During 1998 and 1999, the Company assessed its Year 2000 issues. In late fiscal 1998 the Company completed a planned upgrade to its network operating system, and replaced certain computers and supporting software. In early 1999, a management committee was formed to monitor the project, evaluate risks, make contact with certain business partners, and formulate contingency plans, as deemed appropriate. Subsequent to January 1, 2000 the Company has not experienced any problems related to the rollover.




Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is submitted as Appendix A to this report.


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION REGARDING MANAGEMENT AND DIRECTORS" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 11:  EXECUTIVE COMPENSATION.

The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.





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


Exhibit                                                     Filing
Number                    Exhibit                          Reference

     3.1       Restated Articles of Incorporation              i
               of the Company.

     3.2A      Articles of Amendment, dated                   ii
               October 29, 1991.

     3.2B      Articles of Amendment, dated                 viii
               March 24, 1999, changing name
               to Yocream International, Inc.

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

     3.5       Amendment to Amended Bylaws, dated            iii
               April 10, 1991.

    10.1       1990 Non-Discretionary Stock Option            iv
               Plan for Non-Employee Directors.

    10.2       1990 Non-Qualified Employee Stock              iv
               Option Plan

    10.3       1994 Combined Incentive and Non-qualified      vi
               Stock Option Plan

    10.4       Commercial lease and by and between             v
               John N. Hanna, David J. Hanna,
               James S. Hanna, Harry M. Hanna
               and Joseph J. Hanna Jr; landlord and
               Yocream International, Inc., dated
               July 5, 1994.  Assignment of the lease
               To Pente Investments L.L.C.,
               dated July 5, 1994

    10.5       Amendment No.1 to commercial lease            vii
               between Pente Investments L.L.C. and
               Yocream International, Inc., dated
               June 4, 1998.

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

    vi Incorporated by reference from the Company's Registration statement on Form S-8, dated August 7, 1996

    vii Incorporated herein by reference from the Company's Annual Report form 10-K for the fiscal year ended
               October 31, 1998.

    viii Incorporated herein by reference from the Company's Quarterly report form 10-Q for the quarter ended
               April 30, 1999.

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

YOCREAM INTERNATIONAL, INC.	                       Dated:  January 28, 2000


By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ John N. Hanna						Dated:  January 28, 2000
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


By:  /s/ David J. Hanna						Dated:  January 28, 2000
     David J. Hanna
     President and Director


By:  /s/ James S. Hanna						Dated:  January 28, 2000
     James S. Hanna
     Director


By:  /s/Carl G. Behnke						Dated:  January 28, 2000
     Carl G. Behnke
     Director


By:  /s/ William J. Rush					Dated:  January 28, 2000
     William J. Rush
     Director


By:  /s/ W. Douglas Caudell					Dated:  January 28, 2000
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







































EXHIBIT 23.1




                        CONSENT OF INDEPENDENT ACCOUNTANTS


We have issued our reports dated January 10, 2000, accompanying the consolidated financial statements included in the annual report of Yocream International, Inc. on form 10-K for the year ended October 31, 1999. We hereby consent to the incorporation by reference of said reports in the Registration statement of International Yogurt Company on Form S-8 ( File No. 333-09695, effective August 26, 1996).






                                 GRANT THORNTON LLP
Portland, Oregon
January, 10, 2000






































                          Yocream International, Inc.

                                  APPENDIX A

                          INDEX TO FINANCIAL STATEMENTS




The following financial statements of Yocream International, Inc. and related reports of independent accountants are included as Item 8 and
Item 14 (a) (1):

										Page

Report of Independent Accountants
- Grant Thornton, LLP							  1

Balance Sheets at October 31, 1999 and 1998			  2

Statements of Earnings for the years ended
October 31, 1999, 1998, and 1997					  3

Statements of Shareholders' Equity for the years
Ended October 31, 1999, 1998, and 1997				  4

Statements of Cash Flows for the years ended
October 31, 1999, 1998, and 1997					  5

Notes to the Financial Statements				     6-16


No financial statement schedules are included in Item 14(a)(2) as no required schedules are applicable to Yocream International, Inc. for the years ended October 31, 1999, 1998, and 1997.


























Report of Independent Certified Public Accountants


Board of Directors and Shareholders
YoCream International, Inc.

We have audited the balance sheets of YoCream International, Inc. as of October 31, 1999 and 1998, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YoCream International, Inc. as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.


								GRANT THORNTON LLP
Portland, Oregon
January 10, 2000





























                          Yocream International, Inc.

                                BALANCE SHEETS

                                  October 31,
                                                           1999           1998
				ASSETS

Current assets
   Cash and cash equivalents                          $  737,408     $  277,246
   Trade accounts receivable, net of allowance
      for doubtful accounts of $25,827 in 1999 and
      $14,189 in 1998                                  1,061,618        907,749
   Inventories                                         2,626,162      1,917,125
   Other current assets                                  212,116        254,325

      Total current assets                             4,637,304      3,356,445

   Fixed assets, net                                   1,983,669      2,130,607
   Deferred income taxes                                 467,000        818,000
   Intangible and other long-term assets, net            268,942        250,605

                                                      $7,356,915     $6,555,657

				LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank                               $       -      $  782,800
   Current portion of long-term debt                      96,227         49,869
   Current obligations under capital leases               16,383         48,105
   Accounts payable                                    1,529,732        933,826
   Other accrued liabilities                             161,605        127,132

      Total current liabilities                        1,803,947      1,941,732

Long-term debt, less current portion                     201,238        147,284
Long-term obligations under capital leases,
   less current portion                                        -         15,321

      Total liabilities                                2,005,185      2,104,337


Shareholders' equity
   Preferred stock, no par value, 5,000,000
      shares authorized, none issued or outstanding          -             -
   Common stock, no par value, 30,000,000
      shares authorized                                5,108,697      5,226,353
   Retained Earnings (deficit)                           243,033       (775,033)


      Total shareholders' equity                       5,351,730      4,451,320

                                                      $7,356,915     $6,555,657





The accompanying notes are an integral part of these statements.


                          Yocream International, Inc.

                              STATEMENTS OF INCOME

                         For the year ended October 31,

                                            1999           1998           1997

Sales                              $  14,628,967   $ 10,206,524   $  8,677,547

Cost of goods sold                    10,183,947      7,125,487  	   6,016,891

     Gross profit                      4,445,020      3,081,037      2,660,656

Selling and marketing expenses         1,677,435      1,315,708      1,284,587
General and administrative expenses    1,299,140      1,149,250        989,751

      Income from operations           1,468,445        616,079        386,318

Other income (expense)
   Interest income                         9,795         13,048         16,499
   Interest expense                      (70,375)      (134,452)      (147,955)
   Other, net                             16,201          8,028         19,684

      Income before income taxes       1,424,066        502,703        274,546

Income tax provision (benefit)           406,000       (200,000)      (159,000)

      NET INCOME                      $1,018,066     $  702,703      $ 433,546

Earnings per common share - basic     $     0.44     $     0.31      $    0.20

Earnings per common share - diluted   $     0.43     $     0.30      $    0.19

Shares used in basic
   earnings per share                  2,314,861      2,292,375      2,230,410

Shares used in diluted
   earnings per share                  2,371,351      2,358,668      2,260,963

















The accompanying notes are an integral part of these statements.




                        Yocream International, Inc.




                     STATEMENT OF SHAREHOLDERS' EQUITY

											    Total
			      Common Stock	    Retained Earnings	Shareholders'
		         Shares	    Amounts		  (Deficit)		   Equity

Balance,
 October 31, 1996	 $  2,233,793  $  4,670,254    $(1,911,282)	$ 2,758,972

Net Income                   -              -        433,546          433,546
Stock options
    exercised            10,000        15,400              -           15,400
Repurchase of
    common stock	       (8,000)      (22,000)             -          (22,000)

Balance,
 October 31, 1997     2,235,793      4,663,654    (1,477,736)       3,185,918

Net Income                    -              -       702,703          702,703
Stock options
  exercised             106,800        316,091             -          316,091
Repurchase of
  common stock	      (21,000)       (87,392)            -          (87,392)
Tax benefit of
  options exercised           -        334,000             -          334,000


Balance,
 October 31, 1998     2,321,593      5,226,353      (775,033)       4,451,320

Net Income                    -              -     1,018,066        1,018,066
Stock options
  exercised              60,500        221,750             -          221,750
Repurchase of
  common stock	      (72,800)      (370,830)            -         (370,830)
Tax benefit of
  options exercised           -         31,424             -           31,424


Balance,
 October 31, 1999   $  2,309,293   $  5,108,697   $  243,033     $  5,351,730












The accompanying notes are an integral part of these statements.


                            Yocream International, Inc.

                              STATEMENTS OF CASH FLOWS

                            For the year ended October 31,

                                                  1999        1998        1997
Cash flows from operating activities
   Net income                              $ 1,018,066  $   702,703  $  433,546
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities
        Depreciation and amortization          338,739     285,418     307,703
        Gain on disposal of equipment          (16,201)     (8,028)    (19,684)
        Deferred income taxes                  351,000    (200,000)   (159,000)
        Change in assets and liabilities
           Accounts receivable                (153,869)    (78,889)    (80,177)
           Inventories                        (709,037)   (108,924)   (238,928)
           Other assets                         11,727      40,782    (143,571)
           Accounts payable                    595,906       4,884    (166,457)
           Other accrued liabilities            65,897      66,565     (70,661)

              Net cash provided by (used in)
                 operating activities        1,502,228     704,511   (137,229)

Cash flows from investing activities
   Proceeds from disposal of equipment          52,116      23,885      29,000
   Expenditures for fixed assets              (215,571)   (502,256)   (249,907)

              Net cash used in investing
                 activities                   (163,455)   (478,371)   (220,907)

Cash flows from financing activities
   Net increase (decrease) in note payable
      to bank                                 (782,800)   (554,200)    398,000
   Proceeds from issuance of long-term debt    150,000      42,241      15,175
   Principal payments on long-term debt
      and capital lease obligations            (96,731)    (79,828)   (146,032)
   Repurchase of common stock                 (370,830)    (87,392)    (22,000)
   Proceeds from issuance of common stock      221,750     316,091      15,400

              Net cash provided by (used in)
                 financing activities         (878,611)   (363,088)    260,543

              Net increase (decrease) in
                 cash and cash equivalents     460,162   (136,948)     (97,593)

Cash and cash equivalents, beginning of year   277,246     414,194     511,787

Cash and cash equivalents, end of year      $  737,408  $  277,246  $  414,194









The accompanying notes are an integral part of these statements.

                        Yocream International, Inc.

                        NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Yocream International, Inc. (the Company) was incorporated on January 14,
1977 in the state of Oregon. The Company manufactures and wholesales frozen yogurt deserts, snacks and beverages primarily under the name "YO CREAM". Sales are made primarily throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

1.    Cash and cash equivalents

Cash and cash equivalents include money market and other short-term investments with a remaining maturity of three months or less when purchased.

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

         Plant equipment                         10-25 years
         Office equipment and furnishings         3-10 years
         Leasehold improvements                   5-14 years


4.    Supplemental Cash Flow Information

The Company made cash interest payments of $76,761, $138,288 and $154,418 for the years ended October 31, 1999, 1998, and 1997, respectively. No income taxes have been paid during these periods.












                        Yocream International, Inc.

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

6. Financial Instruments

The carrying values of the Company's financial instruments consisting of cash and cash equivalents, accounts receivable and payable approximates fair value because of the relatively short maturity of these instruments. The carrying value of notes payable and long-term debt approximate fair values base upon the interest rates available to the Company for similar instruments.


7. Net Income Per Share

Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.


NOTE B - INVENTORIES

Inventories consist of the following at October 31,:
                                                            1999         1998

         Finished goods                               $1,454,865   $1,462,681
         Raw materials                                   988,219      336,821
         Packaging material and supplies                 183,078      117,623

                                                      $2,626,162   $1,917,125


















                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE C - FIXED ASSETS

     Fixed assets consist of the following at October 31,:

                                                1999                 1998

        Machinery and equipment          $ 3,145,479          $ 3,045,141
        Office equipment and furnishings     226,242              207,805
        Leasehold improvements               838,392              804,045
        Construction in process               49,970               28,847
                                           4,260,083            4,085,838
        Less accumulated depreciation
           and amortization               (2,276,414)          (1,955,231)

                                         $ 1,983,669          $ 2,130,607

Fixed assets at October 31, 1999 and 1998 include assets under leases capitalized at amounts aggregating approximately $168,000, with related accumulated amortization of approximately $83,000 and $67,000, respectively. Depreciation and amortization expense related to the Company's fixed assets aggregated $326,594, $274,748, and $292,193, for the years ended October 31, 1999, 1998, and 1997.


NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

     Intangible assets consist of the following at October 31,:

                                            Period of
                                           Amortization       1999        1998

        Trademarks (principally "YO CREAM")  25 years    $ 257,774    $ 257,774
        Less accumulated amortization                     (131,002)    (118,857)

                                                         $ 126,772    $ 138,917

As of October 31, 1999 and 1998, the Company had made deposits totaling $60,057 and $56,521 related to the leases of various equipment and its production and office facility and had investments in insurance policies of $82,113 and $55,167, respectively. These items are included in intangible and other long-term assets in the accompanying balance sheet.

NOTE E - NOTE PAYABLE TO BANK

The Company has a uncollateralized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate, 8.25% at October 31, 1999. The line is subject to renewal by July 1, 2001.

The line of credit contains certain financial covenants including covenants related to the ratio of senior liability (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits the amount of common stock which can be repurchased by the Company. At October 31, 1999, the Company was in compliance with all of these ratios and covenants.


                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at October 31,:
                                                          1999           1998
      Industrial development loan, payable in monthly
        installments of $1,202 through April 2002,
        including interest at 8%, collateralized by
        certain equipment                              $  34,291     $  45,477

      Notes payable to banks in monthly installments
        totaling $4,229 through September 2003,
        including interest at 8.5% to 12.9%,
        collateralized by certain equipment              113,174       151,676

      Note payable to a bank in monthly installments
        of $4,709 through October 2000, including
        interest at prime less .25%
        (8.0% at October 31, 1999) without collateral    150,000           -

                                                         297,465       197,153

      Less portion due within one year                   (96,277)      (49,869)

                                                      $  201,238    $  147,284


The principal portion of long-term debt is payable as follows:

        Year ending
        October 31,

          2000                                        $   96,227
          2001                                            99,081
          2002                                            87,149
          2003                                            15,008

                                                      $  297,465




NOTE G - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust which, effective January 1, 1999, requires the Company to make contributions to the Plan in the amount of 3% of eligible employee compensation. The Plan allows that the required contribution may be invested in common stock of the Company. The Company's required contributions to the Plan were approximately $36,000 for the year ended October 31, 1999. During the year, the Company made additional discretionary contributions in the amount of $22,000. The Company made contributions to the Plan of approximately $41,600 and $24,800 during the years ended October 31, 1998 and 1997, respectively. Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this Plan.

                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE H - STOCK OPTION PLANS

In September 1987, the Company established a nonqualified Stock Option Plan
(the Plan) for key employees. The Plan provided for the granting of options to purchase shares of common stock at a price not less then 85% or more than 100% of the fair market value per share as of the date of the grant. Options were exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. All options have been granted with an exercise price equal to the fair market value of the Company's common stock on the grant date. This plan terminated prior to October 31, 1998. Options granted under the plan continue to be exercisable up to their expiration date.

A summary of option transactions relating to the Stock Option Plan for key employees is as follows:

                                             Shares           Weighted
                                             Under             Average
                                             Option        Exercise Price

   Balance, October 31, 1996                 172,800             $  3.60
      Exercised                                  -                    -
      Expired                                (12,000)               3.37

   Balance, October 31, 1997                 160,800                3.61
      Exercised                              (84,800)               3.22
      Expired                                (38,500)               4.11

   Balance, October 31, 1998 (exercisable)    37,500                4.00
      Exercised                              (37,000)               4.00

   Balance, October 31, 1999                     -

In October 1990, the Company's Board of Directors adopted a nonqualified
Stock Option Plan for nonemployee directors. Based on the terms of the Plan, options are to be granted to each director at the fair market value of common stock on the grant date in October of each year. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 1999 these options had exercise prices ranging from $1.88 to $2.31 and a weighted average remaining contractual life of approximately 1 year. This plan terminated prior to October 31, 1998. Options granted under the plan continue to be exercisable up to their established expiration date.















                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE H - STOCK OPTION PLANS - Continued

A summary of option transactions relating to the Stock Option Plan for nonemployee directors is as follows:

                                             Shares           Weighted
                                             Under             Average
                                             Option        Exercise Price

   Balance, October 31, 1996                  65,000             $  3.30
      Exercised                              (10,000)               1.54

   Balance, October 31, 1997                  55,000                3.62
      Expired                                (10,000)               8.00

   Balance, October 31, 1998                  45,000                2.65
      Exercised                              (15,000)               3.75

   Balance, October 31, 1999 (exercisable)    30,000                2.09


In January 1994, the Company's Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this Plan. At October 31, 1999, there were 53,000 shares available under the plan for future grants. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 1999 these options had exercise prices ranging from $1.75 to $4.00 and a weighted average remaining contractual life of approximately 2.1 years.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                             Shares           Weighted
                                             Under             Average
                                             Option        Exercise Price

   Balance, October 31, 1996                133,000              $  3.36
      Granted                                 4,000                 2.13
      Expired                               (21,000)                6.41

   Balance, October 31, 1997                116,000                 2.76
      Granted                                50,000                 4.00
      Exercised                             (22,000)                1.97
      Expired                               (19,000)                6.78

   Balance, October 31, 1998                125,000                 2.79
      Exercised                              (8,000)                1.94

   Balance, October 31, 1999
      (87,000 exercisable)                  117,000                 2.84

At October 31, 1999, there were 200,000 shares of common stock reserved for issuance under the Company's stock option plans.



                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE H - STOCK OPTION PLANS - Continued


The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans.

Had the Company used the fair value methodology of FAS 123 for determining compensation expense, the Company's net income and net income per share would approximate the pro forma amounts below:

                                              1999         1998         1997

Net income, as reported                 $1,018,066   $  702,703   $  433,546
Net income, pro forma                   $  967,466   $  697,263   $  416,446
Diluted net income per common
   share as reported                    $     0.43   $     0.30   $     0.19
Diluted net income
   per common share, pro forma         $      0.41   $     0.30   $     0.18

The weighted-average fair value of options granted during the years ended October 31, 1998 and 1997 were $2.53 and $1.36, respectively. There were no options issued during 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 73%; risk-free interest rate of 5.03% in 1998 and 5.6% in 1997 and an expected life of 5 years.




























                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued

NOTE I - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31:
                                                   Weighted
                                                    Average         Per-
                                     Income         Shares         Share
1997                               (Numerator)   (Denominator)     Amount
   Basic earnings per share
      Income available to
         common stockholders         $433,546      2,230,410       $ 0.20

   Effect of dilutive securities
      Stock options                       -           30,553

   Diluted earnings per share
      Income available to
         common stockholders         $433,546      2,260,963       $ 0.19


1998
   Basic earnings per share
      Income available to
         common stockholders         $702,703      2,292,375       $ 0.31

   Effect of dilutive securities
      Stock options                       -          66,293

   Diluted earnings per share
      Income available to
         common stockholders         $702,703      2,358,668       $ 0.30


1999
Basic earnings per share
      Income available to
         common stockholders       $1,018,066      2,314,861       $ 0.44

   Effect of dilutive securities
      Stock options                       -           56,490

   Diluted earnings per share
      Income available to
         common stockholders       $1,018,066      2,371,351       $ 0.43



During 1998 and 1997 options to purchase 57,325 and 209,550 shares of common stock at various prices were outstanding but were not included in the calculation of diluted EPS because their effect would have been antidilutive.






                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE J - MAJOR CUSTOMERS

Revenues derived from the Company's largest customer represents 61%, 50% and 41% of total revenues in the years ended October 31, 1999, 1998 and 1997.


NOTE K - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred. For the years ended October 31, 1999, 1998 and 1997 advertising costs aggregated approximately $310,000, $349,000 and $269,000, respectively.


NOTE L - INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, consists of the following:

                                             1999        1998        1997

Current                                $   55,000  $       -    $      -

Deferred                                  351,000    (200,000)    (159,000)

                                       $  406,000  $ (200,000)  $ (159,000)



The effective tax rate differed from the statutory federal tax rate due to the following:

                                                  Year ended October 31,
                                                 1999      1998      1997

   Statutory federal tax rate (graduated)         34.0%    34.0%     32.9%
   State taxes, net of federal benefit             3.8      4.4       4.4
   Change in valuation allowance                  (9.3)   (78.2)    (95.2)

                                                  28.5%   (39.8)%   (57.9%)

















                         Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE L - INCOME TAXES - Continued

     Deferred tax assets (liabilities) consist of the following at October 31,:

                                                        1999          1998

      Net operating loss carryforwards            $  393,700    $  942,000
      Accrued expenses                                54,400            -
      Allowance for doubtful accounts                  9,900         5,500
      Inventory                                       18,700        15,500
      Federal tax credits                             24,400            -
      Gross deferred tax assets                      501,100       963,000
      Deferred tax asset valuation allowance              -       (106,000)

      Net deferred tax asset                         501,100       857,000

      Deferred tax liabilities                       (34,100)      (39,000)

      Net noncurrent deferred tax asset           $  467,000    $  818,000

At October 31, 1999, the Company had federal and state net operating loss carryforwards aggregating approximately $1,116,000 and $321,000, respectively, which may be used to offset taxable income, if any, in future years. The net operating loss carryforwards expire through 2008.

The Company has established a valuation allowance against a portion of deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. As of October 31, 1999, the Company has not recorded an allowance against deferred tax assets.
The net change in the valuation allowance for the years ended October 31, 1999 and 1998 was a decrease of $106,000 and $659,000, respectively. The decrease in the valuation allowance resulted primarily from the utilization of net operating loss carryforwards and management's evaluation of the future recoverability of net deferred tax assets due to the likelihood of future taxable income. Approximately $150,000 of the decrease in the valuation allowance for the year ended October 31, 1998 resulted from the operating loss carryforwards utilized in such year.


NOTE M - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

During fiscal year 1998, the Company restructured its operating lease agreement for its production and office facilities. The lease restructuring was caused by the construction of new office facilities attached to the existing building. In addition to an increase in the monthly lease payments and an extension of the lease term, the Company incurred approximately $150,000 of additional tenant improvement costs which have been capitalized as leasehold improvements. The building is owned by a company whose owners are the Company's chief executive officer and its president (both of whom are also shareholders of the Company) and certain other shareholders of the Company.





                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS -  Continued


NOTE M - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES -
		 Continued

In addition, the Company leases equipment under noncancelable operating leases with unrelated third parties.

Minimum lease payments required under these operating leases are as follows:

   Year ending
   October 31,

     2000                                                 $    355,248
     2001                                                      351,987
     2002                                                      337,023
     2003                                                      322,205
     2004                                                      321,203
  Thereafter                                                 1,830,769

                                                           $ 3,518,435

Operating lease expense under the related party lease for the years ended October 31, 1999, 1998, and 1997 approximated $172,000, $140,000, $109,000, respectively. Lease expense, exclusive of related parties, was approximately $83,000, $68,500 and $13,600 for the years ended October 31, 1999, 1998, and
1997. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statement of operations.

During 1998, the Company entered into a lease arrangement providing up to $500,000 of available lease funding for equipment. This funding is available to be utilized through December 31, 1999. Equipment leased under this arrangement was approximately $279,000 in 1999 and $107,000 in 1998.




13

	- 24 -