Form 10-Q
period 2000-01-31
YOCREAM INTERNATIONAL INC
filed 2000-03-16
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended January 31, 2000.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

                          YES	  X  		NO	_____

The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                          Class:  Common stock outstanding at
                         January 31, 2000:   2,293,393  shares










                         YOCREAM INTERNATIONAL, INC.

                                  CONTENTS


Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements						3 - 7

            Balance Sheets as of January 31, 2000,		3
            (unaudited) and October 31, 1999

            Statements of Income for the				4
            Three Months  ended January 31, 2000
            and 1999 (all unaudited)

            Statements of Cash Flows for the			5
            Three Months ended January 31, 2000
            and 1999 (all unaudited)

            Notes to Financial Statements				6-7

Item 2.  Management's Discussion and Analysis of		8-10
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings						11

Item 2.  Changes in Securities					11

Item 3.  Defaults upon Senior Securities				11

Item 4.  Submission of Matters to a Vote of			11
         Security Holders

Item 5.  Other Information						11

Item 6.  Exhibits and Reports on Form 8-K				11



SIGNATURES									12















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS


                                                  January 31,       October 31,
                                                     2000             1999
            ASSETS                                (unaudited)

Current assets
Cash and cash equivalents                         $  392,927        $  737,408
Accounts receivable, net                             722,610         1,061,618
Inventories                                        2,397,152         2,626,162
Other current assets                                 312,386           212,116

Total current assets                               3,825,075         4,637,304

Fixed assets, net                                  2,026,787         1,983,669
Deferred tax asset                                   419,600           467,000
Intangible and other long-term assets, net           273,045           268,942

                                                  $6,544,507        $7,356,915


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank					  $    -            $    -
   Current portion of long-term debt			94,225	       96,227
   Current obligations under capital lease	       9,581	       16,383
   Accounts payable					     827,448	    1,529,732
   Other accrued liabilities				      79,386	      161,605

            Total current liabilities		   1,010,640	    1,803,947

Long-term debt, less current portion		     179,704	      201,238

            Total liabilities				   1,190,344	    2,005,185

Shareholders' equity
   Common stock, nor par value,
   30,000,000 shares authorized;
   2,293,393 shares issued				   5,035,107	    5,108,697
   Retained earnings					     319,056 	      243,033

            Net shareholders' equity		   5,354,163	    5,351,730

								  $6,544,507	   $7,356,915









The accompanying notes are an integral part of the financial statements.

                         YOCREAM INTERNATIONAL, INC.
                            STATEMENTS OF INCOME
                                (unaudited)

             For the three months ended January 31, 2000 and 1999




									   2000   	      1999


Sales  								$2,838,025	   $2,177,866

Cost of sales				 			 1,965,761	    1,527,360

Gross profit							   872,264	      650,506

Selling and marketing expenses				   336,934	      283,624

General and administrative expenses				   411,425	      276,135

Income from operations						   123,905		 90,747

Other income (expenses):
   Interest income						     5,651		  2,753
   Interest expense						    (7,342)	     ( 24,997)
   Other, net							     1,209	          -

            Income before income taxes			   123,423	       68,503

Income tax provision						    47,400	       19,000

            Net income						$   76,023	   $   49,503





Earnings per common share - basic				$      .03	   $      .02

Earnings per common share - diluted				$      .03	   $      .02

Shares used in basic earnings per share		 	 2,298,391	    2,318,908

Shares used in diluted earnings per share		 	 2,336,411	    2,384,456













The accompanying notes are an integral part of the financial statements.

                         YOCREAM INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS

               For the three months ended January 31, 2000 and 1999
                                 (Unaudited)


									    2000   	    1999


Cash flows from operating activities:
   Net income 						      $   76,023	$   49,503
   Adjustments to reconcile net
   income to net cash used in
   operating activities:
      Depreciation						    85,503	    84,837
      Deferred income taxes					    47,400	    19,000
      Change in assets and liabilities
         Accounts receivable					   339,008	   165,670
         Inventories						   229,010	  (129,770)
         Other assets						  (104,372)	   (18,524)
         Accounts payable					  (702,284)	  (193,393)
         Other accrued liabilities				   (82,221)	   (16,332)

            Net cash used in					  (111,933)	   (39,009)
               operating activities

Cash flows from investing activities:
   Expenditures for plant and equipment			  (128,620)	   (13,119)

            Net cash used in investing activities	  (128,620)	   (13,119)

Cash flows from financing activities:
   Net increase in line of credit				       -	   104,000
   Principal payments on long term debt
      and capital leases					   (30,338)	   (21,160)
   Repurchase of common stock					   (73,590)	   (25,509)
            Net cash provided by (used in)
               financing activities				  (103,928)	    57,331

            Net increase (decrease) in
               cash and equivalents				  (344,481)	     5,203

Cash and equivalents, beginning of period			   737,408	   277,246

Cash and equivalents, end of period				$  392,927	$  282,449













The accompanying notes are an integral part of the financial statement.

                         YOCREAM INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1999.



Note B - Inventories

				 			January 31,       October 31,
							    2000   	         1999
Inventories consist of
Finished goods					$1,416,699		$1,454,866
Raw materials					   749,378		   988,219
Packaging materials and supplies		   231,075		   183,077

							$2,397,152		$2,626,162



Note C - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate. There were no borrowings outstanding at January 31, 2000, or October 31, 1999.


















NOTES TO FINANCIAL STATEMENTS - Continued



Note D - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 2000 and 1999:


                                         Three Months Ended January 31, 2000

                           	      Net Earnings      Shares       Per-Share
                             		(Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings	                    $76,023       2,298,391       $   .03

Effect of dilutive securities             -            38,020            -

Diluted earnings per share            $76,023       2,336,411       $   .03




                                         Three Months Ended January 31, 1999

                                    Net Earnings      Shares       Per-Share
                                    (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings	                    $49,503       2,318,908       $   .02

Effect of dilutive securities             -            65,548            -

Diluted earnings per share            $49,503       2,384,456       $   .02























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

Results of Operations

Sales

The Company's sales for the first fiscal quarter ending January 31, 2000 were $2,838,025, up 30.3% compared to the corresponding quarter in 1999.

This was the seventh consecutive quarter of increased sales due primarily to the higher demand for the Company's smoothie and yogurt products. Smoothie sales have accounted for most of the sales growth since the introduction in mid 1998. Yogurt sales are also up over a broad range of distributors, even though the first quarter covers the winter months. Management believes that this is primarily attributable to gains in market share as a result of the quality of its products.

Management expects that the Company's existing smoothie and frozen yogurt products will continue to gain market share. In addition, the Company plans to introduce two new products with the next six months that will further expand its product line in both wholesale and retail markets. The Company is also increasing its presence in the international market and anticipates making its initial product shipment to a customer in Great Britain during the second quarter of fiscal 2000.




Gross Profit

The Company's gross profit margin improved from 29.9% of sales in the 1999 first quarter to 30.7% of sales in the current quarter. The improvement is primarily due to a change in sales mix for the quarter, from copacking activity to higher margin product sales; and to the ongoing benefits of a cost reduction program initiated in fiscal 1999.

Selling and Marketing Expenses

Selling and marketing expenses in the first quarter decreased from 13% to 11.9% of sales for the quarter. Such expenses increased slightly over the same period last year, but decreased as a percentage of sales, primarily due to the growth in sales.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 12.7% to 14.5% of sales for the quarter. Approximately 60% of the increase relates to increases in personnel related costs. The remainder of the increase is due to general increases in various expenses. The increase in personnel related costs, which were partially initiated late in fiscal 1999, were necessitated by both the recent and expected growth in the business. The Company remains committed to its practice of controlling expenses.

Income from Operations

Income from operations increased 36.5% over the same quarter last year, and as a percent of sales was 4.4% in the current quarter, compared to 4.2% in the comparable quarter last year. The growth over last year resulted primarily from the increase in sales and the improvement in gross profit margin, with only a slight increase in expenses as a percentage of sales.

Provision for Income Taxes

The provision for income taxes primarily represents a reduction in the deferred tax asset. Such asset relates to the remaining tax benefit of net operating losses generated prior to 1995. Currently the net operating losses are available to offset taxes which would otherwise be payable. However, the Company expects that by the end of fiscal 2000 such losses will be fully utilized.


Net Income

Net income for the quarter increased 53.6% to $76,023 compared with $49,503 in the comparable quarter last year. For the last two years, the Company has achieved significant increases in first quarter results due to the growth in sales from the Company's smoothie drink products and yogurt sales to convenience stores. Net income as a percentage of sales was 2.7% of sales in the current quarter, compared with 2.3% for the same period last year. These results are below the annual return of approximately 7% for the last two fiscal years since the first quarter covers the winter months when frozen desserts and snack sales are seasonally lower.







Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of January 31, 2000, there were no borrowings under the Company's bank line of credit. The amount borrowed at January 31, 1999 was $886,800. As a result of the growth in business, the line was repaid during the third quarter of last fiscal year. The uncollateralized bank line remains in place and permits borrowings of up to $2,000,000 subject to the Company being in compliance with certain ratios and negative covenants. Interest would be charged at the bank's basic commercial lending rate. The line is subject to renewal in July 2001.

Accounts receivable at January 31, 2000 and October 31, 1999 were $722,610 and $1,061,618, respectively. This decrease of 32% is primarily attributable to the seasonally lower sales of the first quarter. The current level is slightly lower than the January 31, 1999 total of $742,079, even though sales have increased, primarily due to favorable changes in certain billing arrangements.

Inventories at January 31, 2000 and October 31, 1999 were $2,397,152 and $2,626,162 respectively. This decrease of 8.7% is primarily due to planned reductions in raw materials inventories. The current dollar level is higher than the January 31, 1999 total of $2,046,895, primarily due to an increase in raw materials necessitated by the growth in YOCREAM fruit smoothie sales.

At January 31, 2000 the Company had working capital of approximately $2,814,000 compared with $2,833,000 at October 31, 1999, and $1,501,000 at January 31, 1999. The improvement is primarily due to the increase in cash provided from operating activities over the last year, and has resulted in the reduction in bank borrowings.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Company's operations for at least the next twelve months

During the quarter ended January 31, 2000 the Company repurchased 15,900 shares of its common stock according to authorization from its board of directors. The Company expects to continue its practice of repurchasing shares of its common stock depending on market conditions and the availability of funds.

The Company is currently in the process of arranging lease financing for approximately $500,000 of production equipment. In addition, the Company is also in the process of formulating plans for reconfiguring its production facilities. The modifications are expected to increase production capacity by approximately 50%. The specific plans and related costs have not been determined at this time.

During 1998 and 1999, the Company assessed its Year 2000 issues, and appropriate steps were taken to avoid any adverse consequences. Subsequent to January 1, 2000, the Company has not experienced any problems related to the rollover.










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

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    March 16, 2000                     By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:     March 16, 2000                    By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer