Form 10-Q
period 2000-04-30
YOCREAM INTERNATIONAL INC
filed 2000-06-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended April 30, 2000.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from     to      .


                      Commission File Number: 0-16787


                        YOCREAM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                Oregon                           91-0989395

   (State or other jurisdiction of       (I.R.S. Employer Identification
    incorporation or organization)                 Number)


       5858 N.E. 87th Avenue                          97220
         Portland, Oregon

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

                  Class:  Common stock outstanding at
                    June 9, 2000:  2,283,393 shares












                          YOCREAM INTERNATIONAL, INC.

                                  CONTENTS


                                                                Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Balance Sheets as of April 30, 2000				3
         (unaudited), and October 31, 1999

         Statements of Income for the					4
         Three Months ended April 30, 2000 and 1999, and the Six Months ended April 30, 2000 and 1999(all unaudited)

         Statements of Cash Flows for the					5
         Six Months ended April 30, 2000 and 1999
         (all unaudited)

         Notes to Financial Statements					6-8

Item 2.  Management's Discussion and Analysis of			9-12
         Financial Condition and Results of Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings							12

Item 2.  Changes in Securities						12

Item 3.  Defaults upon Senior Securities					12

Item 4.  Submission of Matters to a Vote of				12
         Security Holders

Item 5.  Other Information							12

Item 6.  Exhibits and Reports on Form 8-K					13



SIGNATURES										13
















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS


                                             April 30,	October 31,
                                               2000	        1999
            					  (Unaudited)
       ASSETS

Current assets
   Cash and cash equivalents                $  691,085       $  737,408
   Accounts receivable, net                  1,077,569        1,061,618
   Inventories                               2,415,585        2,626,162
   Other current assets	                       334,095          212,116

         Total current assets                4,518,334        4,637,304

Fixed assets, net                            2,005,018        1,983,669
Deferred tax asset                             326,900          467,000
Intangible and other long-term assets, net     277,147          268,942

							  $7,127,399       $7,356,915


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank	                    $     -          $     -
   Current portion of long-term debt            93,253	     96,227
   Current obligations under capital lease       5,484           16,383
   Accounts payable                          1,241,896        1,529,732
   Other accrued liabilities                   120,241          161,605

         Total current liabilities           1,460,874        1,803,947

Long-term debt, less current portion           157,289          201,238

         Total liabilities                   1,618,163        2,005,185

Shareholders' equity
   Common stock, no par value,
   30,000,000 shares authorized;
   2,285,393 and 2,309,293 shares
   issued and outstanding                    4,953,162        5,108,697
   Retained earnings                           556,074          243,033

         Total shareholders' equity	         5,509,236        5,351,730

                                            $7,127,399       $7,356,915






The accompanying notes are an integral part of the financial statements.


                             YOCREAM INTERNATIONAL, INC.
                               STATEMENTS OF INCOME
                                   (Unaudited)




                                     Three months ended         Six months ended
                                          April 30,                  April 30,

                                    2000        1999        2000         1999


Sales	                           $3,736,716  $3,650,515  $6,574,740  $5,828,381

Cost of sales                     2,539,756   2,460,895   4,505,509   3,988,248

Gross profit                      1,196,960   1,189,620   2,069,231   1,840,133

Selling and marketing
     Expenses                       392,584     385,688     729,518     669,308
General and administrative
     expenses                       414,377     352,108     825,807     628,242

Income from operations              389,999     451,824     513,906     542,583

Other income (expenses)
     Interest income                  2,120       2,651       7,771       5,404
     Interest expense                (6,404)    (25,324)    (13,746)    (50,321)
     Other income (expense)          (1,000)        -           209         -

     Other, net                      (5,284)    (22,673)     (5,766)    (44,917)

Income before taxes                 384,715     429,151     508,140     497,666

Income tax provision                147,700     121,000     195,100     140,000

Net income 	                      $ 237,015   $ 308,151   $ 313,040   $ 357,666


Earnings per common share:

	Basic                            $.10        $.13        $.14        $.15

	Diluted                          $.10        $.13        $.13        $.15














The accompanying notes are an integral part of the financial statements.

                            YOCREAM INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS

                For the six months ended April 30, 2000 and 1999
                                   (Unaudited)


                                                     2000          1999


Cash flows from operating activities:
   Net income                                    $  313,040    $  357,666
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                  172,776       160,275
      Deferred income taxes                         140,100       140,000
      Change in assets and liabilities
        Accounts receivable                         (15,951)     (450,617)
        Inventories                                 210,577      (392,520)
        Other assets                               (130,184)      (30,947)
        Accounts payable                           (287,836)      355,421
        Other accrued liabilities                   (41,364)       13,098

Net cash provided by                                361,158       152,376
operating activities

Cash flows from investing activities:
Expenditures for fixed assets                      (194,124)      (18,896)

Net cash used in investing
  activities                                       (194,124)      (18,896)

Cash flows from financing activities:
Net decrease in line of credit                          -         (23,100)
Proceeds from issuance of common stock              107,700        15,500
Principal payments on long term debt
   and capital leases                               (57,822)      (43,207)
Repurchase of common stock                         (263,235)      (77,298)
         Net cash used in
           financing activities                    (213,357)     (128,105)

         Net increase (decrease) in
           cash and equivalents                     (46,323)        5,375

Cash and equivalents, beginning of period           737,408       277,246

Cash and equivalents, end of period	             $  691,085    $  282,621











The accompanying notes are an integral part of the financial statements.

                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1999.



Note B - Inventories

                                           April 30,        October 31,
                                             2000               1999
Inventories consist of
Finished goods					$1,403,974		$1,454,866
Raw materials					   787,467		   988,219
Packaging materials and supplies		   224,144		   183,077

							$2,415,585		$2,626,162



Note C - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate. There were no borrowings outstanding at April 30, 2000, or October 31, 1999.


















NOTES TO FINANCIAL STATEMENTS - Continued



Note D - Earnings per share

Earnings per share is calculated as follows for the three months ended April 30, 2000 and 1999:


                                         Three Months Ended April 30, 2000

                                     Net Earnings      Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings	                     $237,015      2,288,860       $   .10

Effect of dilutive securities               -           18,537            -

Diluted earnings per share             $237,015      2,307,397       $   .10




                                         Three Months Ended April 30, 1999

                                     Net Earnings      Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings                           $308,151      2,318,349       $   .13

Effect of dilutive securities               -           54,412            -

Diluted earnings per share             $308,151      2,372,761       $   .13


Earnings per share is calculated as follows for the six months ended April 30, 2000 and 1999:


	                                   Six Months Ended April 30, 2000

                                     Net Earnings      Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                         $313,040      2,293,625       $   .14

  Effect of dilutive securities             -           28,283       (   .01)

  Diluted earnings per share           $313,040      2,321,908       $   .13





NOTES TO FINANCIAL STATEMENTS - Continued




	                                   Six Months Ended April 30, 1999

                                     Net Earnings       Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                         $357,666      2,318,629       $   .15

  Effect of dilutive securities             -           59,980            -

  Diluted earnings per share           $357,666      2,378,609       $   .15












































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

Results of Operations

Sales

The Company's sales increased 2.4% to $3,736,716 for the second quarter, and increased 12.8% to $6,574,740 for the six months ended April 30, 2000, compared to the corresponding periods in 1999.

This was the eighth consecutive quarter of increased sales due primarily to the higher demand for the Company's smoothie and yogurt products. The sales growth of 65% in the second quarter last year exceeded the growth in the current period because in 1999 two major customers were involved at that time in a significant product ramp-up in their operations. In the current year, weather and delayed promotions on the part of certain customers, also were factors that contributed to the level of sales increase. Management expects that sales in the third quarter will show stronger improvement over last year as major customers continue to expand locations, and as the Company begins to rollout another new product. Smoothie sales have accounted for most of the sales growth since their introduction in mid 1998.


Gross Profit

The Company's gross profit margin remained at approximately 32% for the second quarter and 31.6% for the six-month periods in both years.

Selling and Marketing Expenses

Selling and marketing expenses remained level, as a percentage of sales, at approximately 10.5% for the second quarter and 11.1% for the six months.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 9.6% to 11.1% of sales for the quarter, and increased from 10.8% to 12.6% for the six months. Approximately 70% of the increase relates to increases in personnel related costs. The remainder of the increase is due to general increases in various expenses. The increases in personnel related costs, which were partially initiated late in fiscal 1999, were necessitated by both the recent and expected growth in the business. The Company remains committed to its practice of controlling such expenses.

Income from Operations

Income from operations of $389,999 for the second quarter was 10.4% of sales compared to 12.4% for the corresponding quarter last year. The results for the six months were $513,906, or 7.8% of sales while last year it represented 9.3% of sales. These fluctuations were primarily due to the increase in general and administrative expenses described above.

Other Income (Expense)

Other expenses, which primarily represents interest expense, is less than in the prior year due to the benefits of a strong cash flow over the last twelve months. This has resulted in an elimination of bank interest expense and an increase in investment income.

Provision for Income Taxes

The effective tax rate in the current year represents a normal rate of 38%. In fiscal year 1999, the effective tax rate of 28%, was less than normal due to recognizing the remaining net operating loss carryforward benefit from prior years.

The provision for income taxes primarily represents a reduction in the deferred tax asset. Such asset relates to the remaining tax benefit of net operating losses generated prior to 1995. Currently net operating loss carryforwards are available to offset taxes which would otherwise be payable. However, the Company expects that by the end of fiscal 2000 such carryforwards will be fully utilized.

Net Income

Net income for the quarter was $237,015, or 6.3% of sales, compared to $308,151, or 8.4% for last year. The net income for the six months was $313,040, or 4.8% of sales, compared to $357,666, or 6.1% for last year. Net income in fiscal 2000 is less than in the corresponding periods last year primarily due to the increase in payroll-related expenses and the increase in the effective tax rate.

Net income, as a percentage of sales, is below the annual rate of approximately 7% for the last two fiscal years because the first two quarters include the winter months when frozen dessert and snack sales are seasonally lower.




Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of April 30, 2000, there were no borrowings under the Company's bank line of credit. The amount borrowed at April 30, 1999 was $759,700. As a result of the growth in business and strong cash flows, the line was repaid during the third quarter of last fiscal year. The uncollateralized bank line remains in place and permits borrowings of up to $2,000,000 subject to the Company being in compliance with certain ratios and negative covenants. Interest would be charged at the bank's basic commercial lending rate. The line is subject to renewal in July 2001.

Accounts receivable at April 30, 2000 and October 31, 1999 were at approximately the same levels of $1,077,569 and $1,061,618, respectively.

Inventories at April 30, 2000 and October 31, 1999 were $2,415,585 and $2,626,162 respectively. This decrease of 8% is primarily due to planned reductions in raw materials and finished goods inventories.

At April 30, 2000, the Company had working capital of approximately $3,057,000 compared with $2,833,000 at October 31, 1999. The improvement of approximately 8% over October is primarily due to the increase in cash provided from operating activities over the last year.

The Company believes its existing assets, bank lines, and cash generated from operations will be sufficient to fund the Company's operations for at least the next twelve months.

During the six months ended April 30, 2000, the Company repurchased 23,900 shares of its common stock on the open market, and 37,000 shares related to stock options exercised by certain employees. The Company expects to continue its practice of repurchasing shares of its common stock depending on market conditions and the availability of funds.

The Company is currently in the process of reconfiguring and upgrading its production facilities, which is expected to more than double production capacity. These steps are being taken because management anticipates a continued positive growth curve. The estimated cost related to current plans is approximately $1,350,000, of which $534,000 has been expended. The plant expansion has been planned in stages so that capital expenditures can be conservatively made in relation to sales growth and capital resources. Lease financing has been arranged for $500,000 of production equipment. In addition, the Company is in the process of arranging additional financing for the remainder of the capital expenditures.

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

      None.



Item 3.   Defaults Upon Senior Securities

      None.



Item 4.   Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders, which was held on March 29, 2000, the shareholders reelected John Hanna, Dave Hanna, Jim Hanna, Bill Rush and Carl Behnke as directors. Each of the five nominees received not less than 2,189,441 votes, or 99.7% of the shares in person or by proxy and voting. The terms for each director is one year, or until their successor shall have been elected and qualified.

At the Annual Meeting of Shareholders, the shareholders also approved the 2000 Stock Option Plan. The plan provides for the grant of options to directors, key employees including employees who are directors and other persons who provide services to the Company. The Plan authorizes the issuance of 100,000 shares of unissued common stock upon exercise of options granted under the Plan. Options granted under the plan are exercisable at a per share price not less than 100% of the fair market value of the underlying common stock on the date of the grant. Incentive stock options granted to any person with beneficial ownership of 10% or more of the outstanding shares of common stock must be exercisable at a per share price not less than 110% of the fair market value of the stock on the date of the grant. The plan will terminate January 25, 2010.



Item 5.   Other Information

      None











Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits

             Exhibit 10.6 -   2000 Stock Option Plan effective March 29, 2000
             is filed herewith.

             Exhibit 27 - Financial Data Schedule is filed herewith

      B.   Reports on Form 8-K - not applicable




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    June 14, 2000                      By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    June 14, 2000                      By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer