Form 10-Q
period 2000-08-31
YOCREAM INTERNATIONAL INC
filed 2000-09-14
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended July 31, 2000.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

      (Address of Principal Executive Office)           (Zip Code)


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

                      Class:  Common stock outstanding at
                     September 11, 2000:  2,262,583 shares








                            YOCREAM INTERNATIONAL, INC.

                                    CONTENTS


                                                                   Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements
            Balance Sheets as of July 31, 2000	                     3
            (unaudited), and October 31, 1999

            Statements of Income for the	                           4
            Three Months ended July 31, 2000 and 1999, and the Nine Months ended July 31, 2000 and 1999(all unaudited)

            Statements of Cash Flows for the                         5
            Nine Months ended July 31, 2000 and 1999
            (all unaudited)

            Notes to Financial Statements                          6-8

Item 2.  Management's Discussion and Analysis of                  9-12
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                          12

Item 2.  Changes in Securities                                      12

Item 3.  Defaults upon Senior Securities                            12

Item 4.  Submission of Matters to a Vote of                         12
         Security Holders

Item 5.  Other Information                                          12

Item 6.  Exhibits and Reports on Form 8-K                           12



SIGNATURES                                                          13











PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                YOCREAM INTERNATIONAL, INC.
                                      BALANCE SHEETS


                                                     July 31,        October 31,
                                                       2000            1999
                                                    (Unaudited)
                ASSETS

Current assets
   Cash and cash equivalents                        $1,100,960      $  737,408
   Accounts receivable, net                          1,144,821       1,061,618
   Inventories                                       2,490,917       2,626,162
   Other current assets	                              436,776         212,116

            Total current assets                     5,173,474       4,637,304

Fixed assets, net	                                  2,216,301        1,983,669
Deferred tax asset                                     128,500          467,000
Intangible and other long-term assets, net             284,770          268,942

                                                    $7,803,045       $7,356,915

     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
   Note payable to bank	                            $   -           $   -
   Current portion of long-term debt                    92,251          96,227
   Current obligations under capital lease               3,774          16,383
   Accounts payable                                  1,482,336       1,529,732
   Other accrued liabilities                           171,805         161,605

          Total current liabilities                  1,750,166       1,803,947

Long-term debt, less current portion                   134,764         201,238

          Total liabilities                          1,884,930       2,005,185

Shareholders' equity
   Common stock, no par value,
   30,000,000 shares authorized;
   2,274,393 and 2,309,293 shares
   issued and outstanding                            4,912,782       5,108,697
   Retained earnings                                 1,005,333         243,033

          Total shareholders' equity                 5,918,115       5,351,730

                                                    $7,803,045      $7,356,915




The accompanying notes are an integral part of the financial statements.

                                YOCREAM INTERNATIONAL, INC.
                                   STATEMENTS OF INCOME
                                       (Unaudited)




                           Three months ended           Nine months ended
                                July 31,                    July 31,

                              2000         1999         2000         1999


Sales                     $4,714,158   $4,625,638   $11,288,898  $10,424,730

Cost of sales              3,171,555    3,157,236     7,677,063    7,116,196

Gross profit               1,542,603    1,468,402     3,611,835    3,308,534

Selling and marketing
     Expenses                450,256      507,672     1,179,777    1,176,981
General and administrative
     expenses                379,120      399,505     1,204,925    1,027,746

Income from operations       713,227      561,225     1,227,133    1,103,807

Other income (expenses)
     Interest income          10,175        2,605        17,946        8,009
     Interest expense         (6,045)     (15,716)      (19,791)     (66,037)
     Other income (expense)      -            -             209          -

     Other, net                4,130      (13,111)       (1,636)     (58,028)

Income before taxes          717,357      548,114     1,225,497    1,045,779

Income tax provision         268,100      153,200       463,200      293,200

Net income 	               $ 449,257    $ 394,914     $ 762,297    $ 752,579


Earnings per common share:

   Basic                        $.20         $.17          $.33         $.32

   Diluted                      $.20         $.17          $.33         $.32










The accompanying notes are an integral part of the financial statements.

                                YOCREAM INTERNATIONAL, INC.
                                 STATEMENTS OF CASH FLOWS

                    For the nine months ended July 31, 2000 and 1999
                                      (Unaudited)


                                                     2000            1999

Cash flows from operating activities:
   Net income                                   $  762,297      $  752,466
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                 259,472         244,793
      Deferred income taxes                        338,500         293,200
      Change in assets and liabilities
         Accounts receivable                       (83,205)       (634,229)
         Inventories                               135,245        (506,911)
         Other current assets                     (224,660)         (4,858)
         Other assets                              (15,828)        (11,831)
         Accounts payable                          (47,392)        737,969
         Other accrued liabilities                  10,198         103,427

            Net cash provided by
            operating activities                 1,134,627         974,026


Cash flows from investing activities:
   Expenditures for fixed assets                  (492,104)       (214,211)

            Net cash used in investing
               Activities                         (492,104)       (214,211)

Cash flows from financing activities:
   Net decrease in line of credit                    -            (683,600)
   Proceeds from issuance of common stock          107,700          15,501
   Principal payments on long term debt
      and capital leases                           (83,059)        (80,673)
   Repurchase of common stock                     (303,612)       (121,067)
            Net cash used in
               financing activities               (278,971)       (869,839)

            Net increase (decrease) in
               cash and equivalents	               363,552        (110,024)

Cash and equivalents, beginning of period	         737,408         277,246

Cash and equivalents, end of period	            $1,100,960      $  167,222






The accompanying notes are an integral part of the financial statements.

                                YOCREAM INTERNATIONAL, INC.
                               NOTES TO FINANCIAL STATEMENTS



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 1999.


Note B - Inventories

                                               July 31,         October 31,
                                                2000              1999
Inventories consist of
Finished goods                               $1,236,908         $1,454,866
Raw materials                                 1,046,216            988,219
Packaging materials and supplies                207,793            183,077

                                             $2,490,917         $2,626,162


Note C - Note Payable to Bank


The Company has an uncollateralized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate. There were no borrowings outstanding at July 31, 2000, or October 31, 1999.

Note D - Reclassification of Certain Prior Year Product Costs

In the prior year, the Company was involved in the resale of a product for which the Company received a fee for the logistics services that it performed. In March, 2000 the FASB issued EITF Consensus No. 99-19 which outlined the criteria to follow in determining whether revenue should be recorded gross or net in certain circumstances. In accordance with the provisions of this pronouncement, it has been determined that these sales in the prior year should be reported based on the net amount retained. Accordingly, product costs related to these sales amounting to $221,125 for the third quarter of fiscal 1999, and $250,414 for the nine months ended July 31, 1999 have been reclassified from cost of sales and netted against sales. Fiscal year 1999 fourth quarter product costs relating to these sales amounting to $119,195 will also be reclassified and netted against sales.

NOTES TO FINANCIAL STATEMENTS - Continued



Note E - Earnings per share

Earnings per share is calculated as follows for the three months ended July 31, 2000 and 1999:


                                    Three Months Ended July 31, 2000

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $449,257       2,279,654       $   .20

  Effect of dilutive securities        -             16,643            -

  Diluted earnings per share       $449,257       2,296,297       $   .20




                                    Three Months Ended July 31, 1999

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                      $394,914      2,312,585       $   .17

  Effect of dilutive securities        -             54,412            -

  Diluted earnings per share        $394,914      2,367,678       $   .17


Earnings per share is calculated as follows for the nine months ended July 31, 2000 and 1999:


	                            Nine Months Ended July 31, 2000

                               Net Earnings       Shares       Per-Share
                                (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $762,297       2,288,968      $   .33

  Effect of dilutive securities        -             24,403            -

  Diluted earnings per share       $762,297       2,313,371      $   .33

NOTES TO FINANCIAL STATEMENTS - Continued




	                            Nine Months Ended July 31, 1999

                               Net Earnings       Shares       Per-Share
                                (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                       $752,579      2,316,614      $   .32

  Effect of dilutive securities          -            58,351           -

  Diluted earnings per share         $752,579      2,374,965      $   .32




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

Results of Operations

Sales

The Company's sales increased 1.9% to $4,714,158 for the third quarter, and increased 8.3% to $11,288,898 for the nine months ended July 31, 2000, compared to the corresponding periods in 1999. See Note D of Notes to Financial Statements regarding certain product costs which have been reclassified from cost of sales and netted against sales in fiscal 1999.

The increased sales are primarily due to higher demand for the Company's smoothie and yogurt products. The sales growth of 42.5% in the third quarter last year, after the reclassification described in Note D, exceeded the growth in the current period because in 1999 two major customers were involved in a significant product ramp-up in their operations. One of the Company's major customers has recently completed testing and began rollout of a new smoothie product developed by YOCREAM. It is expected that this new product will make a significant contribution to near future sales and operating results. Smoothie sales have accounted for most of the sales growth since their introduction in mid-1998.


Gross Profit

The Company's gross profit margin increased to 32.7% for the third quarter, and 32.0% for the nine months in fiscal 2000. The gross profit margin for the third quarter and nine-month period in fiscal 1999 was 31.7%. The margin improved over the same periods in the prior year due to increased efficiencies, implementation of supply chain management practices, and due to lower operating expenses.

Selling and Marketing Expenses

Selling and marketing expenses for the third quarter decreased as a percentage of sales to 9.6% from 11.0%. Year-to-date expenses, as a percentage of sales also decreased slightly to 10.5% from 11.3%. The Company has recently added to its regional sales staff. It is expected that this move will contribute to the development of foodservice sales.

General and Administrative Expenses

General and administrative expenses decreased slightly for the quarter, and represented approximately 8.0% of sales. Year-to-date expenses, as a percentage of sales were 10.7% in the 2000 period, compared with 9.9% in the 1999 period. Approximately 60% of the increase relates to increases in personnel related costs. The remainder of the increase is due to general increases in various expenses. The increases in personnel related costs, which were partially initiated late in fiscal 1999, were necessitated by both the recent and expected growth in the business. The Company remains committed to its practice of controlling such expenses.

Income from Operations

Income from operations of $713,227 for the third quarter was 15.1% of sales compared to 12.1% for the corresponding quarter last year. The results for the nine months were $1,227,133, or 10.9% of sales while last year it represented 10.6% of sales. These improvements were primarily due to the increase in gross margin and reduction in selling and marketing expenses described above.

Other Income (Expense)

Other expense, which primarily represents interest expense, is less than in the prior year due to the benefits of strong cash flow over the last twelve months. This has resulted in an elimination of bank interest expense and an increase in investment income.

Provision for Income Taxes

The effective tax rate in the current year represents a normal rate of 37.8%. In fiscal year 1999, the effective tax rate of 28%, was less than normal due to recognizing the remaining net operating loss carryforward benefit from prior years.

The provision for income taxes primarily represents a reduction in the deferred tax asset. Such asset relates to the remaining tax benefit of net operating losses generated prior to 1995. Currently net operating loss carryforwards are available to offset most of the federal and state taxes which would otherwise be payable. However, the Company expects that by the end of fiscal 2000 such carryforwards will be fully utilized.

Net Income

Net income for the quarter was $449,257, or 9.5% of sales, compared to $394,914, or 8.5% for last year. The net income for the nine months was $762,297, or 6.8% of sales, compared to $752,579, or 7.2% for last year. Net income in fiscal 2000 is more than in the corresponding periods last year primarily due to the higher sales, improved margins and lower selling and marketing expenses, less the impact of the increase in general and administrative expenses and the increase in the effective tax rate.


Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of July 31, 2000, there were no borrowings under the Company's bank line of credit. As a result of the growth in business and strong cash flows, the line was repaid during the third quarter of last fiscal year. The uncollateralized bank line remains in place and permits borrowings of up to $2,000,000 subject to the Company being in compliance with certain ratios and negative covenants. Interest would be charged at the bank's basic commercial lending rate. The line is subject to renewal in July 2001.

Accounts receivable at July 31, 2000 and October 31, 1999 were at approximately the same levels of $1,144,821 and $1,061,618, respectively.

Inventories at July 31, 2000 and October 31, 1999 were $2,490,917 and $2,626,162 respectively. This decrease of 5% is primarily due to planned reductions in finished goods inventories.




At July 31, 2000, the Company had working capital of approximately $3,423,000 compared with $2,833,000 at October 31, 1999. The improvement of approximately 21% over October is primarily due to the increase in cash provided from operating activities over the last year.

The Company believes its existing assets, bank lines, and cash generated from operations will be sufficient to fund the Company's operations for at least the next twelve months.

During the nine months ended July 31, 2000, the Company purchased 34,900 shares of its common stock on the open market, and 37,000 shares related to stock options exercised by certain employees. The Board of Directors recently authorized the Company to purchase up to 100,000 shares of its common stock depending on market conditions and the availability of funds. The Board's decision was based on what it considered to be an undervalued market price, and the availability of funds.

The Company is currently in the process of reconfiguring and upgrading its production facilities, which is expected to more than double production capacity. These steps are being taken because management anticipates a continued positive growth curve. Commitments relating to the project currently amount to approximately $600,000.


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

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    September 14, 2000                 By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    September 14, 2000                 By:   /s/ W. Douglas Caudell

                                            W. Douglas Caudell,
                                            Chief Financial Officer