Form 10-K
period 2000-10-31
YOCREAM INTERNATIONAL INC
filed 2001-01-30
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  Form 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended October 31, 2000.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

Commission File Number:  0-16787


                            YOCREAM INTERNATIONAL, INC.
                           (Exact name of registrant as
                             specified in its charter)

           Oregon                                          91-0989395
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

    5858 N.E. 87th Avenue                                      97220
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

                             YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]









The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,941,000 at January 26, 2001, based upon the average bid and asked prices of the common stock on that date.

At January 26, 2001 there were 2,262,583 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                                Part of Form 10-K into
Document                                          which Incorporated

Portions of Proxy Statement for
2001 Annual Meeting of Shareholders                    Part III















































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
            AND REPORTS ON FORM 8-K.....................................20



SIGNATURES..............................................................23













                                 PART I

Item 1:  BUSINESS

General

YOCREAM INTERNATIONAL, INC. (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to International Yogurt Company, Inc. In 1999, the Company changed its name to its present name. The Company makes, markets and sells frozen yogurt, sorbet, smoothie, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. These products are sold to a variety of businesses and outlets, including, convenience stores, restaurants, hospitals, school districts, food distributors, military installations, yogurt shops, fast food chains, discount club warehouses, business and industry locations, and other types of outlets. The Companys primary product is YOCREAM(registered trademark) frozen yogurt, which is distributed and sold nationwide. The Company also produces YOCREAM BLENDER SMOOTHIES, SORBET BY YOCREAM (now packaged as YOCREAM FRUIT BLENDER SMOOTHIES and SORBET TOO), YOCREAM DISPENSER SMOOTHIES, BOUNTIFUL HARVEST BOTTLED SMOOTHIES, YOCREAM PURE made from 100% organic milk, and premium, lowfat, or nonfat ice creams. The Companys general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry

The YOCREAM brand frozen yogurt and smoothie products produced by the Company constitute only a portion of the relevant frozen dessert, snack and beverage industry. The industry produces a diverse range of products, many of which compete directly with the Companys YOCREAM frozen yogurt and smoothie products.

Many types of foodservice outlets make available to the public the Companys YOCREAM frozen yogurt and smoothie products as well as other manufacturer's frozen yogurt products and frozen dessert and snack items, with many outlets offering competing products of several manufacturers. The retail consumer may obtain the Companys products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to discount club warehouse types of facilities, as well as from many medium-sized businesses. Foodservice outlets or institutions, such as restaurants, hospitals, and school districts, typically offer frozen desserts and snacks of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts and snacks are often viewed as premium products, and are somewhat resistant to finely-tuned price competition. However, larger institutional customers for frozen dessert and snack products often enter into contracts on the basis of price, distribution capabilities, or product quality. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

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

Frozen yogurt and smoothie products have gained wider acceptance by a greater variety of demographic groups than when first introduced to the frozen yogurt market place. The Company believes that frozen dessert and snack products appeal to and are purchased by persons of all age groups and both sexes. The claims of certain manufacturers related to the healthfulness of their products may also increase the acceptance of those frozen dessert and snack products.

The Company

Yocream International, Inc. operates within the health oriented frozen dessert, snack, and novelty segments of the frozen dessert industry. Focus is placed on manufacturing superior quality products (e.g. frozen yogurt, organic, smoothies, etc.) for regional, national, and worldwide foodservice and retail markets. Yocream International, Inc.'s expertise in nationwide distribution, foodservice sales/marketing, R&D (e.g. new product development) and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (e.g. Cascadian Farm). These relationships are developed to increase volume growth and profitability of the Company. Yocream International, Inc.'s foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which Yocream International, Inc. manufactures (e.g.Costco, Cascadian Farm, SYSCO, etc.), are provided outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

The Companys marketing strategy is to build customer brand awareness and loyalty, as well as to develop and expand YOCREAM consumer brand identification, by offering a broad selection of premium frozen yogurt, ice cream and smoothie products. The Company believes it can achieve greater brand identification and loyalty through advertising the features and benefits of its products, including the successes it has enjoyed in certain competitive taste tests. The Company also considers the broad distribution of its product critical to sales growth, with its products now available nationwide and in 11 countries. The Company will continue to strive for greater distribution within these markets.

Management also believes that its ability to respond innovatively to changes in retail, foodservice, and packaging industries will permit greater availability and acceptance of its products.

In 1993, the Company began a concerted effort to obtain copacking and private label business. The Company was successful in obtaining a contract to copack the organically grown, All Fruit Sorbet produced for Cascadian Farm, currently a majority owned subsidiary of General Mills. In November 1994, Cascadian Farm extended its contract with the Company to include organic frozen yogurt and ice cream lines.

In August 1998, the Company also entered into an agreement to copack for Life Source Nutrition Solutions. Their products include a 16 ounce vitamin fortified smoothie and an 8 ounce vitamin fortified hard pack frozen yogurt cup.

In January 1996, the Company entered into a signage/sponsorship agreement with the Oregon Arena Corporation, owner of the Rose Garden Arena in Portland, Oregon. The Rose Garden Arena is the principal home arena for the National Basketball Association franchise for the Portland Trail Blazers. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt, sorbet, and soft serve ice creams and smoothies within the Arena.


In October 2000, the Company entered into a signage/sponsorship agreement with the Jazz Basketball Investors, Inc (dba Utah Jazz), owner of the Delta Center in Salt Lake City, Utah. The Delta Center is the principal home arena for the National Basketball Association franchise for the Utah Jazz. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt within the Center.

In 1996, the Company began a nationwide introduction of 4 ounce single serve cups of nonfat frozen yogurt and non-dairy sorbet products. These products were introduced under the Companys own brand of "Soft Scoop by YOCREAM" and under SYSCO's nationwide "Cool N' Classy" brand. The Company is the only supplier to SYSCO for this product.

The Company has developed its own marketing, sales and logistical departments. A Director of Sales and Marketing teams with Regional Sales Managers, who in turn work with 22 independent foodservice broker organizations on a nationwide basis. The Companys traffic department arranges for all of its product shipments.

In June 1997, the Company announced a marketing agreement with Pocahontas Foods USA, to jointly sell a branded counter-top freezer concept, merchandising both SOFT SCOOP and YOCREAM Pure 4 ounce cup products. Pocahontas, a buying group with 140 independent foodservice distributors nationwide, has bundled YOCREAM as the sole dessert/snack concept into an innovative branding program. The branded program is designed to deliver foodservice operators a bundle of interchangeable consumer recognized branded food concepts, including YOCREAM.

In May 1997, the Company launched YOCREAM BLENDER SMOOTHIES, a smoothie line featuring dairy and non-dairy base mixes, with recipes for blender operation. While smoothies have been available for some time, the market in 1997 exploded. According to an industry report, the number of juice/smoothie bars increased by 30% in 1997. The trend is being driven by the American consumer's interest in finding healthy foods that are satisfying and tasty. Key Northwest-based foodservice operators like Burgerville, Coffee People, and Taco Del Mar became YOCREAM BLENDER SMOOTHIES customers.

In October, 1997, the Company successfully test marketed YOCREAM DISPENSER SMOOTHIES, an all natural complete fruit smoothie mix to be dispensed from a smoothie machine or beverage dispenser and requiring no additional fruit, ice, or juice. This smoothie line has been developed for high-volume operators like concession stands, dining halls, and "all you can eat" restaurant operators, many of which would have operational difficulties mixing, chopping, and measuring ingredients prior to blending the final smoothie product.
YOCREAM DISPENSER SMOOTHIES can be dispensed in a few seconds, while it may take minutes to make a smoothie with a blender. DISPENSER SMOOTHIES are now available nationwide and in 11 countries.

In the second quarter of fiscal 1999, the Company began distribution of YOCREAM SMOOTHIES BOUNTIFUL HARVEST, an extended shelf life, refrigerated, bottled smoothie, to the specialty retail grocery market. In fiscal 2000 sales of this product were suspended until such time as the Company completes its new bottling line. (See the description of the plant renovation project.)

In fiscal 2000, the Company developed, what it believes is a superb-tasting coffee smoothie. The product has been tested by a major customer and is expected to be rolled out by the mid-2001.

International sales are selectively pursued by the Company on the basis of ease of distribution and profitability. Marketing and sales abroad are currently occurring in Mexico, Italy, Australia, and to a limited degree, several other South American Countries.

The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce and distribute unique high quality and good-for-you products.


Merchandise

The Company makes, markets and sells frozen yogurt in premium, lowfat, nonfat and sugar-free flavors; smoothies in a variety of flavors; non-dairy sorbet in a variety of flavors; bottled smoothies; organic yogurt; organic ice cream; ice cream; frozen custard, and other frozen desserts and snacks. These frozen products are available in liquid mix form, and some are available in hard pack form.













































As of January 19, 2001, the Company had available for sale the following products and flavors under its own YOCREAM brand name:


YOCREAM FROZEN YOGURT      YOCREAM                    YOCREAM
Premium Soft Serve         Fruit Blender              Soft Scoop - 4 Ounce
Mix                        Smoothies
                           (and Sorbet, too)          Very Berry Sorbet
Cheesecake Supreme                                    Very Sorbet/Vanilla
Dutch Chocolate            Kiwi Strawberry Splash     Frozen Yogurt Swirl
French Vanilla             Very Berry                 Vanilla Frozen Yogurt
Milk Chocolate             Lemony Lime                Chocolate Frozen Yogurt
Peanut Butter              Mango Tango                Strawberry Frozen Yogurt
Praline 'n Cream           Orange Burst
Vanilla                    Margarita Mix


YOCREAM FROZEN YOGURT     YOCREAM                     YOCREAM FREE
Nonfat Soft Serve         Yogurt Blender              No Sugar Added
                           Smoothies                  Frozen Yogurt

                           Chai                       Blueberry
Alpine Vanilla             Chocolate                  Cafe au Lait
Apple Spice                Coffee                     Chocolate
Blueberry Burst            French Vanilla Latte       Rasberry
Butter Brickle             Mocha                      Strawberry
Cable Car Chocolate        Vanilla                    Vanilla


Cappuccino                 YOCREAM                    YOGURT STAND
Cherry Almond              Fruit Dispenser            Nonfat Soft Serve
Chocolate Classic          Smoothies                  Frozen Yogurt
Country Vanilla
Egg Nog                    Berry Banana               Chocolate
English Toffee             Cranberry Blueberry        Strawberry
Fancy French Vanilla       Island Lime                Vanilla
Georgia Peach              Mango Sunrise
"Holiday" Chocolate Mint   Orange Squeeze
Irish Mint                 Rasberry Guava
Island Banana              Tropical
Kahlua

Luscious Lemon             YOCREAM                    YOCREAM
New York Cheesecake        Yogurt Dispenser           Ice Cream
Outrageous Orange          Smoothies                  4 Ounce
Peanut Butter
Pecan Praline              Chai                       Chocolate
Peppermint Stick           Chocolate                  Strawberry
Pistacho                   Coffee                     Vanilla
Pumpkin                    French Vanilla Latte
Root Beer Float            Mocha
Very Strawberry

Very Boysenberry           YOCREAM                    YOCREAM
Very Raspberry             SOFT SERVE                 Ice Cream
White Chocolate            FROZEN CUSTARD             Soft Serve
   Macadamia
                           Chocolate Cream             6 Percent BF
                           Vanilla Cream               Vanilla


The Company sells the soft serve yogurt liquid mix to food service customers who dispense it through a soft serve frozen dessert machine. This product is also available in an unflavored natural form which permits the customer to add desired flavors. In fiscal years 2000, 1999, and 1998 the soft serve liquid mix accounted for approximately 49%, 51% and 61% of the Companys case sales.

The Company sells dispenser and blender smoothie liquid mixes to foodservice customers who dispense the product through either frozen dessert machines or blenders. In fiscal years 2000, 1999, and 1998 the smoothie mixes accounted for approximately 39%, 32%, and 13% of the Companys case sales.

The Company markets and sells its hard pack frozen dessert products in 4 oz. containers to food service customers. Hard pack products are also produced in 4 oz. and pint containers under private label for Cascadian Farm, SYSCO, and other companies. In prior years, hard pack products were also available in 1/2 gallon containers. In fiscal years 2000, 1999 and 1998 hard pack products of all type containers accounted for approximately 12%, 17%, and 26% of the Companys case sales.

The Company is also selling frozen yogurt products with no sugar added, which are sweetened with aspartame. This product was introduced to the market place in the spring of 1991.

The Company has developed a lower cost line of products under the label Yogurt Stand, designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Companys products includes three flavors and a plain mix that can be flavored by the end user with flavor packets bearing the Yogurt Stand label.

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

YOCREAM BLENDER SMOOTHIES were introduced in May 1997. These products are in both yogurt and fruit formulations. The base mix may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix.

YOCREAM DISPENSER SMOOTHIES were introduced in March 1998. This concept utilizes an innovative, all natural, nonfat smoothie mix designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product requires no additions of fruit, ice, or juice to make a smoothie. An operator simply pours it directly into a smoothie machine or beverage dispenser. DISPENSER SMOOTHIES are available in fruit and yogurt flavors, and also Chai and coffee.


Other products manufactured by the Company include organic sorbets and ice creams that are packed under a customer's private label brand and a soft serve lowfat ice cream mix sold to the Rose Garden Arena in Portland, Oregon.


Manufacturing Process

All of the manufacturing and packaging of the Companys products for both domestic and international sales occurs at its plant in Portland, Oregon. Product for international markets is containerized for export. In prior years the Company utilized a Canadian dairy as a copacker for production of its products for the Canadian market. The Company no longer has this business.

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

Fiscal 1999 saw the addition of a second high speed filler machine to the wetmix production line as well as improvements to the hardpack lines. These additions resulted in a significant increase in production capacity and an increase in overall plant utilization. Management estimates that plant utilization remains at approximately 65% of capacity, prior to the expansion described below.

During fiscal 2000, as part of the Companys commitment to its customers and to the market place, YOCREAM began the process of expanding its plant. The project is expected to more than double the Companys throughput capabilities, automate a number of production processes, and upgrade bottling and bag-in-box packaging capabilities. When completed in the first quarter of 2001, this will allow YOCREAM to serve the increasing requirements of its existing customers, develop products for new markets, and expand the Companys copacking capabilities to match the development of "virtual" companies that do not have their own production facilities. The project includes expanded R&D facilities, a "tank farm" on the outside of the plant to store product and to allow for more efficient use of internal space for larger capacity processing equipment, and separate production lines which enable the Company to more efficiently package wet mix, hard pack, bottled, and bag-in-box products. The project also includes a new state-of-the-art CIP sanitation system, and a new ceiling, floor and walls. At the same time, the Company is in the process of upgrading its management information system. This includes installation of an MRP system that will assist in the continuing process of reducing costs and inventories while increasing the Companys efficiencies and assuring that product quality is consistently maintained.





Inventory and Backlog

The Company does not have a significant production backlog. Because of the relatively short time period required to produce a finished product from the receipt of an order by the Company, the Company strives to maintain a low level of raw materials inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Companys products throughout the United States. Although the Company tries to estimate demand and production schedules for its products, its customers generally place orders when they require the Companys products, and customers expect delivery within a short period of time. The Company is presently intensifying management of its supply chain and expects that this effort will lower inventories and increase efficiencies in production and distribution.


Distribution and Significant Customers

The Companys products are distributed nationwide and in 11 countries. Distribution is facilitated by buyer pick up or by transportation arranged by the Company. The Companys products are generally shipped on refrigerated trucks to all domestic locations.

While the Company has experienced growth in all customer classifications, revenues derived from it's largest customer, Costco Wholesale, represented 63%, 61%, and 50% of total sales in the years ended October 31, 2000, 1999, and 1998, respectively. In fiscal year 1989, the Company began selling soft serve frozen yogurt to Price Club. Then after the merger between Costco and Price Club, Costco chose the Companys soft serve frozen yogurt, over that of competitors, for its food courts. During 1998, Costco selected Yocream to develop a very berry smoothie to be offered in its food courts. Due to the consistently high-level of quality and customer acceptance of these products and the efficient operation of Costco's food courts, there has been a significant increase in its sales. Furthermore, the longevity of this relationship is due to various factors, including Yocream's distribution system and responsiveness to Costco's operational and logistical requirements.
Another significant factor is the field support program that has been implemented in cooperation with an independent broker. The support program includes an intensive sampling of yogurt and smoothie products at all new warehouse openings. Management is determined to maintain the quality of service that supports the longevity of this relationship and expects that its business with Costco will continue to grow.


Research and Development

The Companys research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. Research also occurs on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and no sugar added products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. New products include a line of smoothie products for blending or automated operation. The most recent development of a new product is an all-natural, ready to serve bottled fruit smoothie with an extended shelf life. The Companys development activities occur at the Portland, Oregon facility. Total research and development expenditures for the year ended October 31, 2000, was approximately $443,000, compared with $341,000 and $313,000 for the years ended October 31, 1999 and 1998.



Advertising and Promotion

During the year ended October 31, 2000 such expenses totaled approximately $294,000 representing 2.0% of net sales. These compare to $310,000, or 2.2% of net sales in 1999; and $349,000, or 3.4% of net sales in 1998.


Seasonality

The Companys sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained and because of purchases from new customers concentrated in the warmer climate areas.


Suppliers

Suppliers of the raw milk utilitized by the Company are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical, the Company prefers local suppliers. After the raw milk is received, it is pasteurized at the Companys plant before the milk becomes the primary ingredient in the Companys products. The Companys largest supplier of raw milk supplied approximately 58% of the Companys needs in fiscal year 2000 and the second largest supplier provided approximately 42%. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.


Competition

The Companys products constitute a portion of a greater market which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Companys products is very competitive because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Many of the companies that produce products which compete with those of the Company are substantially larger and have significantly greater resources. Increased competition from the established manufacturers and distributors of frozen desserts, snacks and beverages can be expected in the future.

The Company competes against different sets of manufacturers for each product it markets. The Companys principal competitors for soft serve frozen yogurt products include Colombo (General Mills), Dannon and Yogen Fruz. Chief smoothie product competitors include Colombo, Frutazza, Island Oasis, and Parrot Ice. In addition to the large primary competitors identified, the Company competes with numerous small local and regional companies.

The Companys products are recognized in the marketplace for their high quality. For example, on May 11, 2000, the Miami New Times rated YOCREAM as the Best Frozen Yogurt and commented Fortunately science finally has come up with YOCREAM. This stuff is super rich, extra creamy, and(Seinfeld fans take note) fat free! In the past, on July 27, 1989, the Chicago Tribune listed YOCREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. Through the Companys national system of brokers and distributors the Company believes it competes effectively. Price and quality competition, however, has become intense in certain geographical areas as regional dairies endeavor to introduce a limited line of frozen yogurt. The Company has responded to price competition from regional dairies with its lower-priced products under the Yogurt Stand label and to competition
on quality with its YOCREAM brand products.    While the Company has
experienced competitive success in the past, no assurance can be given that the Company will continue to compete successfully against other available products.

Other than direct competition for specific soft serve or hard pack frozen yogurt products, the Companys products compete against certain other frozen dessert items, such as ice cream. Management believes that with the consolidation of the competition, there is less focus on the soft serve frozen yogurt segment, thus creating a favorable sales environment for the Company. It should also be noted that YOCREAM is the only nationally branded frozen yogurt with its own manufacturing facility.


Trademarks and Trade Names

The Company registered as a trademark the name of its primary product, YOCREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Companys products use that basic trade name with other words or designations, such as YOCREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO," "PURE PLEASURE," "YOGURT STAND," "PURE PLEASURE, PURE FOOD, PURE ENVIRONMENT," "IT'S A BELIEF, IT'S A LIFESTYLE," "SOFT SCOOP" "YO CAFFE'" and "SMOOTH AND TASTY". The Company has registered or intends to register these trademarks in the United States and may register the trademark YOCREAM in other foreign countries.


Employees

The Company employed 49 persons at October 31, 2000, all of whom were full-time (35 hours per week or more.) None of the Companys employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Companys sales representatives manage a network of national and regional foodservice brokers. These are independent brokers and paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.


Item 2:  PROPERTIES

The Company is located in a 34,200 square foot facility at 5858 NE 87th Avenue, Portland, Oregon 97220. Of this total space, the Company uses approximately 8,700 square feet for production, approximately 9,000 square feet for freezer and refrigeration purposes, and approximately 4,500 for office space. The Company has designated the remaining 12,000 square feet for warehouse purposes and expansion of the Companys freezer and production facilities.

The lease of the Companys production and office facilities expired on May 14, 1994 and the Company exercised its option to purchase the property. In order to preserve capital, the Board of Directors decided that the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. In fiscal year 1998, Pente Investments agreed to fund a 4,200 square foot facility to provide for needed office space. The current lease as amended has a remaining term of approximately 12 years and provides for a base rent of $15,600 per month for the next two years and then increasing at approximately 3% per year thereafter.

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


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 2000.



































                                 PART II

Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 26, 2001, there were 2,262,583 shares of the common stock outstanding and there were 163 shareholders of record estimated to represent approximately 900 beneficial holders based on the number of individual participants in security position listings. On January 26, 2001 the closing bid and asked prices were $3.63 and $3.75, respectively.

The following table sets forth the high and low closing bid quotations for quarterly periods in the two twelve month periods ended October 31, 2000 and October 31, 1999. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


     Twelve months Ended October 31, 2000			High		  Low

          August 1, 2000   -  October 31, 2000       $ 4.00        $3.00
          May 1, 2000      -  July 31, 2000            4.06         3.06
          February 1, 2000 -  April 30, 2000           4.75         3.50
          November 1, 1999 -  January 31, 2000         6.00         3.63

     Twelve months Ended October 31, 1999			High		  Low

          August 1, 1999   -  October 31, 1999       $ 5.88        $4.00
          May 1, 1999      -  July 31, 1999            5.75         3.75
          February 1, 1999 -  April 30, 1999           5.25         4.38
          November 1, 1998 -  January 31, 1999         5.75         3.75

The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Companys capital resources.





















Item 6: SELECTED FINANCIAL DATA.

The following selected financial data set forth below as of October 31, 2000, 1999 and for each of the three years in the period ended October 31, 2000 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 1998, 1997, and 1996 and for each the two years in the period ended October 31, 1997, are derived from financial statements not included herein.



                                     October 31

Balance Sheets            2000       1999       1998       1997       1996

Total Current Assets   $4,372,804 $4,637,304 $3,356,445 $3,380,607 $3,067,744

Total Assets            7,426,575  7,356,915  6,555,657  5,810,593  5,353,622

Long-Term Debt            125,073    201,238    162,605    222,975    286,481

Shareholders' Equity    6,130,492  5,351,730  4,451,320  3,185,918  2,758,972





                           For the Years Ended October 31,


Statements of Income      2000         1999        1998       1997       1996

Sales                $15,088,532  $14,259,358 $10,206,524 $8,677,547 $7,922,144

Income from
   Operations(1)       1,542,737    1,468,445     616,079    386,318    104,729

Income before Taxes    1,572,918    1,424,066     502,703    274,546      6,733

Income Tax Provision
   (Benefit)             548,000      406,000    (200,000)  (159,000)       -

Net Income             1,024,910    1,018,066     702,703    433,546      6,773

Earnings per Common
   Share-Basic               .45          .44         .31        .20        .00

Earnings per Common
   Share-Diluted             .45          .43         .30        .19        .00


(1) Income from operations in 1996 is after deduction of unusual expenses amounting to $143,527.







Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Companys management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Companys financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Companys ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Companys ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Companys products; and the Companys ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its co-packing relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Companys operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


Results of Operations

 Sales

The Companys revenues were $15,088,532, $14,259,358, and $10,206,524, for the years ended October 31, 2000, 1999, and 1998, respectively. Over the last three years revenues increased 5.8% in 2000, 39.7% in 1999, and 17.6% in 1998. This continuing trend of year-to-year revenue gains is primarily due to the success of the Companys smoothie products introduced in 1998. Sales gains were also achieved in fiscal 1999 due to the penetration into the convenience store market with the Companys soft serve frozen yogurt.

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

From a broader perspective, the driving forces behind the year-to-year revenue trends continue to be due to the competitive success of the Companys products, new product development capabilities, and long-term customer alliances. The successes are also due to an established national distribution system including a network of brokers and distributors, and direct sales activity.


The Company has a history of developing innovative products. In 1998, the Company introduced its newly developed YOCREAM line of fruit smoothies, which are adaptable to both blender and dispenser operation. Since this product was introduced, it has accounted for much of the revenue increases, and has the potential to make further significant contributions in the future. In March 1999, the Company announced its "Bountiful Harvest" all-natural bottled fruit smoothie beverage developed for direct consumer purchase. This new beverage introduction reflected the Companys strategy of building on its strengths.
The product was initially offered in approximately 200 Wal-Mart superstores in 1999. Subsequently, sales activity was suspended until completion of the Companys new bottling line. Once the plant renovation project is completed, the Company expects to renew its sales activities for this or other bottled products in the foodservice, club, convenience store specialty super-market segments. (See the discussion regarding the plant renovation project.)

After the significant 40% growth that occurred in 1999, fiscal 2000 was a stable year, which allowed the Company to concentrate on expanding its plant facilities. During fiscal 2000, as part of the Companys commitment to its customers and to the market place, YOCREAM began the process of upgrading its plant. The project is expected to more than double the Companys throughput capabilities, automate a number of production processes, and upgrade bottling and bag-in-box packaging capabilities. When completed in the first quarter of fiscal 2001, this will allow YOCREAM to serve the expanding needs of its existing customers, develop products for new markets, and expand the Companys copacking capabilities to match the development of "virtual" companies without their own production facilities. The project includes expanded R&D facilities, a "tank farm" on the outside of the plant to store product and to allow for more efficient use of internal space for larger capacity processing equipment, and separate production lines which enable the Company to more efficiently package wet mix, hard pack, bottled, and bag-in-box products. The project also includes a new state-of-the-art CIP sanitation system, and a new ceiling, floor and walls. At the same time, the Company is in the process of upgrading its management information system. This includes installation of an MRP system that will assist in the continuing process of reducing costs and inventories while increasing the Companys efficiencies and assuring that product quality is consistently maintained. See Liquidity section for further comments.

In fiscal 2000, the Company developed, what it believes is a superb-tasting coffee smoothie, made with the finest coffee flavors that could be sourced. The product has been tested by a major customer and is expected to be rolled out by the middle of 2001. Early tests have indicated that this product has the potential to approximate the sales results of the Companys berry smoothie product.

Gross Profit

The cost of sales, as a percentage of revenues, were 67.6%, 68.8%, and 69.8% in 2000, 1999, and 1998 respectively, with corresponding gross profit margins of 32.4%, 31.2%, and 30.2% for the same periods. The margin increases have resulted from improvements in supply chain management, production efficiencies, and from increased volume.

Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 2000, 1999, and 1998 were 11.1%, 11.8%, and 12.9%, respectively. Such expenses are generally related to the level of revenues, and marketing activities. However, the decrease in expenses, as a percentage of sales over the last two years, is primarily due to the stability of expenses for the Companys in-house sales and marketing staff. The Companys sales staff has remained relatively stable during this period. The Company is currently evaluating the possibility of expanding its regional sales staff in order to have adequate resources to pursue existing and future sales opportunities, as well as being able to fully support our existing distributor base.


General and Administrative Expenses

General and administrative expenses for the years ended October 31, 2000, 1999, and 1998, as a percentage of revenues, were 11.1%, 9.1%, and 11.3%, respectively. Overall general and administrative expenses have remained relatively level over the three-year period, as a percentage of sales, primarily due to the growth in sales. The dollar increase in 2000 over 1999 primarily relates to personnel costs and professional fees. The increase in 1999 over 1998 primarily relates to personnel costs and the increase in rent and depreciation associated with the office addition completed at the end of 1998.

Income from Operations

Income from operations for the years ended October 31, 2000, 1999, and 1998 was $1,542,737, $1,468,445, and $616,079, respectively. As a percentage of revenues, income from operations was 10.2%, 10.3%, and 6.0%, respectively. The results for 2000 were level with 1999, even though sales and gross margins increased, because of the increase in administrative expenses described above. The results for 1999 reflected a 138.4% increase over 1998, and was due to the increase in sales activity described above, and the net savings in selling, marketing and administrative expenses, as a percentage of sales.


Income before Income Taxes

Income before taxes for the years ended October 31, 2000, 1999 and 1998 was $1,572,918, $1,424,066, and $502,703, respectively. In comparison to the prior year, income before taxes is up 10.5% in 2000, and 183.3% in 1999.

Provision for Income Taxes

Prior to 1995, the Company experienced losses in several years for income tax purposes that resulted in net operating loss carryforwards (NOLs). In accordance with generally accepted accounting principles, the Company recorded the benefit of such NOLs as a deferred tax asset. In prior years, an offsetting valuation allowance was provided to the extent that management believed that it was more likely than not that the deferred tax asset would not be realized.

In 1998, as a result of annual evaluations of the future benefit of the Companys NOLs, the Company reduced the valuation allowance and recognized a tax benefit of $200,000.

In 1999, as a result of the substantial increase in operating results, the Company recognized the remaining benefit of the NOL's in the amount of $106,000 and recorded a tax provision of $406,000, net of the above benefit. The tax provision primarily represented a reduction in the deferred tax asset for the NOL's that have been utilized to offset taxes that would otherwise be payable.

In 2000, the Company utilized the remaining federal and state net operating loss carryforwards aggregating approximately $1,116,000 and $321,000, respectively to reduce taxes payable, and recorded a tax provision of $548,000. The tax provision primarily represents a reduction in the deferred tax asset.

The effective tax rate was 34.8% and 28.5% in 2000 and 1999 respectively. The effective rates are less than the expected rate of 38.4% primarily due to the recognition of the remaining NOL benefit described above and federal tax credits. In the future, the Company expects that its provision for income taxes will be at or near the applicable federal and state statutory rates.

Net Income

Net income for the years ended October 31, 2000, 1999, and 1998 was $1,024,918, $1,018,066, and $702,703, respectively. The results for 2000 reflect a 0.7% improvement over 1999. In addition to the factors described above, management believes that operating results would have been even greater were it not for the diversion of the major capital project. Net income, as a percentage of sales, was 6.8%, 7.1%, and 6.9% in each of the three years.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

During the three years ended October 31, 2000, the Company entered into operating leases relating to certain assets utilized in its production process. (See Note M of the Notes to Financial Statements for a description of these lease commitments.)

As a result of the significant increase in sales and operating results over the last two years, the Company has experienced a corresponding increase in cash flow. EBITD (earnings before interest, taxes and depreciation) was approximately $1,954,000, $1,833,000 and $923,000 in 2000, 1999, and 1998,
respectively. As a result the Company was able to payoff its bank line of credit in mid-1999, finance the plant renovation project expenditures in 2000, and increase cash and cash equivalents.

At October 31, 2000, the Company has an unused bank line of credit of $2,000,000. Under the terms of the line of credit agreement, as renewed in July 1999, the bank increased the line limit to $2,000,000, subject to the Company being in compliance with certain ratios and negative covenants, released its security interest in the Companys receivables, inventories, and equipment, and reduced the interest rate to prime. The agreement also provides the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank also extended the agreement for two years until July 1, 2001.

The plant renovation project is expected to be financed with a combination of internal cash flow, operating leases, and a bank loan. The remaining costs to complete the project as of October 31, 2000 are approximately $1.3 million. Subsequent to year-end, the Company arranged a $1,400,000 term loan facility with its bank. The facility provides for payments over five years with interest at the prime rate, with the option to fix the rate during the term. The facility is subject to the same debt covenants as the bank line of credit, and is collateralized by the plant project assets. Should the Company borrow over $500,000 under this facility, the loan would be collateralized by a lien on all of the Companys existing equipment and fixtures.

Accounts receivable at October 31, 2000 and 1999 were $997,076 and $1,061,618, respectively. This decrease is primarily attributable to the decrease in sales compared to the fourth quarter of last year.

Inventories at October 31, 2000 and 1999 were $2,497,413 and $2,626,162, respectively. This decrease of approximately 5% is primarily in raw material, which is the result of the Companys plan to manage inventory levels as low as possible.

At October 31, 2000, the Company had working capital of $3,201,794, which represents a 13% increase over October 1999. The improvement is primarily due to a reduction in accounts payable resulting from a utilization of the cash flow from operations.

The Company believes its existing assets, bank lines, and cash flow from operations will be sufficient to fund the Companys operations for at least the next twelve months.

The Company leases its offices and production facilities. The lease has a remaining term of approximately 12 years with renewal provisions and provides for a base rent of $172,000 annually for the next nine months and then increases at approximately 3% per year thereafter. (See Note M of Notes to Financial Statements for a description of the terms).

The Companys capital expenditures for the years ended October 31, 2000, 1999, and 1998 were approximately $1,090,000, $216,000, and $502,000, respectively. The Company is in the process of evaluating its capital expenditure plans for fiscal 2001, which are not expected to exceed $700,000, beyond the cost of completing the plant expansion project. The Company believes that adequate financing can be arranged, including an equipment financing facility with its lender.

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


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

















                                  PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION REGARDING MANAGEMENT AND DIRECTORS" in the Companys Proxy Statement for its 2001 Annual Meeting of Shareholders.

Item 11:  EXECUTIVE COMPENSATION.

The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Companys Proxy Statement for its 2001 Annual Meeting of Shareholders.


Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Companys Proxy Statement for its 2001 Annual Meeting of Shareholders.


Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Companys Proxy Statement for its 2001 Annual Meeting of Shareholders.































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

    10.5       Amendment No.1 to commercial lease            vii
               between Pente Investments L.L.C. and
               Yocream International, Inc., dated
               June 4, 1998.

    10.6       2000 Stock Option Plan                         ix

    23.1       Consent of Independent Accountants
               filed herewith


     i          Incorporated herein by reference from the
               Companys Registration Statement on Form
               S-18, dated November 17, 1987.

    ii         Incorporated herein by reference from the Companys
               Annual Report on Form 10-K for fiscal year ended
               October 31, 1991.

    iii        Incorporated herein by reference from the Companys
               Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

    iv         Incorporated herein by reference from the Companys
               Report on Form 8-K, dated as of December 6, 1990.

    v          Incorporated herein by reference from the Companys
               Quarterly report form 10-Q for the quarter ended
               July 31, 1994.

    vi Incorporated by reference from the Companys Registration statement on Form S-8, dated August 7, 1996

    vii        Incorporated herein by reference from the Companys
               Annual Report form 10-K for the fiscal year ended
               October 31, 1998.

    viii       Incorporated herein by reference from the Companys
               Quarterly report form 10-Q for the quarter ended
               April 30, 1999.

    (b)        Reports on Form 8-K:
               None

    (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index above.

    (d) No financial statements required by Regulation S-X were excluded from materials delivered to shareholder.

    ix         Incorporated by reference from the Companys
               Quarterly report from 10-Q for the quarter ended
               April 30, 2000.















                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOCREAM INTERNATIONAL, INC.	                       Dated:  January 29, 2001


By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ John N. Hanna						Dated:  January 29, 2001
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


By:  /s/ David J. Hanna						Dated:  January 29, 2001
     David J. Hanna
     President and Director


By:  /s/ James S. Hanna						Dated:  January 29, 2001
     James S. Hanna
     Director


By:  /s/Carl G. Behnke						Dated:  January 29, 2001
     Carl G. Behnke
     Director


By:  /s/ William J. Rush					Dated:  January 29, 2001
     William J. Rush
     Director


By:  /s/ W. Douglas Caudell					Dated:  January 29, 2001
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







































EXHIBIT 23.1




                        CONSENT OF INDEPENDENT ACCOUNTANTS


We have issued our report dated January 12, 2001, accompanying the consolidated financial statements included in the annual report of Yocream International, Inc. on form 10-K for the year ended October 31, 2000. We hereby consent to the incorporation by reference of said report in the Registration statement of Yocream International, Inc. on Form S-8 ( File No. 333-09695, effective August 26, 1996).






                                                          GRANT THORNTON LLP
Portland, Oregon
January, 29, 2001






































                          Yocream International, Inc.

                                  APPENDIX A

                          INDEX TO FINANCIAL STATEMENTS




The following financial statements of Yocream International, Inc. and related reports of independent accountants are included as Item 8 and
Item 14 (a) (1):

										Page

Report of Independent Accountants
- Grant Thornton, LLP							  1

Balance Sheets at October 31, 2000 and 1999			  2

Statements of Earnings for the years ended
October 31, 2000, 1999, and 1998					  3

Statements of Shareholders' Equity for the years
Ended October 31, 2000, 1999, and 1998				  4

Statements of Cash Flows for the years ended
October 31, 2000, 1999, and 1998					  5

Notes to the Financial Statements				     6-15


No financial statement schedules are included in Item 14(a)(2) as no required schedules are applicable to Yocream International, Inc. for the years ended October 31, 2000, 1999, and 1998.


























Report of Independent Certified Public Accountants


Board of Directors and Shareholders
YoCream International, Inc.

We have audited the balance sheets of YoCream International, Inc. as of October 31, 2000 and 1999, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YoCream International, Inc. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.


								GRANT THORNTON LLP
Portland, Oregon
January 12, 2001





























                          Yocream International, Inc.

                                BALANCE SHEETS

                                  October 31,

				ASSETS
                                                              2000        1999
Current assets
   Cash and cash equivalents                            $  719,139   $  737,408
Trade accounts receivable, net of allowance for doubtful
   accounts of $20,586 in 2000 and $25,827 in 1999         997,076    1,061,618
Inventories                                              2,497,413    2,626,162
Other current assets                                       159,176      212,116

      Total current assets                               4,372,804    4,637,304

Fixed assets, net                                        2,706,420    1,983,669
Deferred income taxes                                       54,000      467,000
Intangible and other long-term assets, net                 293,351      268,942

                                                        $7,426,575   $7,356,915

				LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                    $  106,675   $   96,227
   Current obligations under capital leases                   -          16,383
   Accounts payable                                        880,882    1,529,732
   Other accrued liabilities                               183,453      161,605

      Total current liabilities                          1,171,010    1,803,947

Long-term debt, less current portion                       125,073      201,238

      Total liabilities                                  1,296,083    2,005,185

Shareholders' equity
   Preferred stock, no par value, 5,000,000
      shares authorized, none issued or outstanding          -             -
   Common stock, no par value, 30,000,000 shares
      authorized                                         4,862,541    5,108,697
   Retained earnings                                     1,267,951      243,033


      Total shareholders' equity                         6,130,492    5,351,730

                                                        $7,426,575   $7,356,915




The accompanying notes are an integral part of these statements.








                          Yocream International, Inc.

                             STATEMENTS OF INCOME

                        For the year ended October 31,



                                                2000         1999        1998

Sales                                     $15,088,532  $14,259,358 $10,206,524

Cost of goods sold                         10,196,307    9,814,338   7,125,487

     Gross profit                           4,892,225    4,445,020   3,081,037

Selling and marketing expenses              1,680,963    1,677,435   1,315,708
General and administrative expenses         1,668,525    1,299,140   1,149,250

     Income from operations                 1,542,737    1,468,445     616,079

Other income (expense)
   Interest income                             34,477        9,795      13,048
   Interest expense                            (4,296)     (70,375)   (134,452)
   Other, net                                     -         16,201       8,028

      Income before income taxes            1,572,918    1,424,066     502,703

Income tax provision (benefit)                548,000      406,000   (200,000)

      Net income                           $1,024,918   $1,018,066   $ 702,703

Earnings per common share - basic          $     0.45   $     0.44   $    0.31

Earnings per common share - diluted        $     0.45   $     0.43   $    0.30

Shares used in basic earnings per share     2,282,180    2,314,861   2,292,375

Shares used in diluted earnings per share   2,303,639    2,371,351   2,358,668




The accompanying notes are an integral part of these statements.

















                          Yocream International, Inc.

                       STATEMENT OF SHAREHOLDERS' EQUITY


			            Common Stock          Retained         Total
                                                    Earnings      Shareholders'
	                     Shares    Amounts        (Deficit)        Equity


Balance, October 31,1997  2,235,793 $4,663,654     $(1,477,736)      $3,185,918

Net Income                        -          -          702,703         702,703
Stock options exercised     106,800    316,091          -               316,091
Repurchase of common stock  (21,000)  (87,392)          -              (87,392)
Tax benefit of options
  exercised                   -        334,000           -              334,000

Balance, October 31, 1998  2,321,593 5,226,353        (775,033)       4,451,320

Net Income                     -          -           1,018,066       1,018,066
Stock options exercised       60,500   221,750            -             221,750
Repurchase of common stock   (72,800) (370,830)           -           (370,830)
Tax benefit of options
  exercised                    -        31,424            -              31,424

Balance, October 31, 1999  2,309,293 5,108,697          243,033       5,351,730

Net Income                      -          -          1,024,918       1,024,918
Stock options exercised       52,000   112,350           -              112,350
Repurchase of common stock   (98,710) (396,606)          -            (396,606)
Tax benefit of options
  exercised                      -      38,100           -               38,100

Balance, October 31, 2000  2,262,583 $4,862,541      $1,267,951      $6,130,492




The accompanying notes are an integral part of these statements.





















                          Yocream International, Inc.

                           STATEMENTS OF CASH FLOWS

                         For the year ended October 31,


                                                2000        1999         1998

Cash flows from operating activities
       Net income                          $1,024,918  $1,018,066   $  702,703
   Adjustments to reconcile net income
       to net cash provided by operating
           activities
        Depreciation and amortization         377,298     338,739      285,418
        Gain on disposal of equipment            -        (16,201)      (8,028)
        Deferred income taxes                 413,000     351,000     (200,000)
        Change in assets and liabilities
           Accounts receivable                 64,542    (153,869)     (78,889)
           Inventories                        128,749    (709,037)    (108,924)
           Other assets                        17,995      11,727       40,782
           Accounts payable                  (648,850)    595,906        4,884
           Other accrued liabilities           21,848      65,897       66,565

            Net cash provided by
               operating activities         1,399,500   1,502,228      704,511

Cash flows from investing activities
   Proceeds from disposal of equipment           -         52,116       23,885
   Expenditures for fixed assets           (1,089,513)   (215,571)    (502,256)

            Net cash used in investing
              activities                   (1,089,513)   (163,455)    (478,371)

Cash flows from financing activities
   Net decrease in note payable to bank         -        (782,800)    (554,200)
   Proceeds from issuance of long-term debt     -         150,000       42,241
   Principal payments on long-term debt
      and capital lease obligations           (82,100)    (96,731)     (79,828)
   Repurchase of common stock                (396,606)   (370,830)     (87,392)
   Proceeds from exercise of stock
      options                                 150,450     221,750      316,091

            Net cash used in financing
              activities                     (328,256)   (878,611)    (363,088)

           Net increase (decrease) in
              cash and cash equivalents       (18,269)    460,162     (136,948)

Cash and cash equivalents, beginning of year  737,408     277,246      414,194

Cash and cash equivalents, end of year     $  719,139   $ 737,408      277,246




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

         Plant equipment                         10-25 years
         Office equipment and furnishings         3-10 years
         Leasehold improvements                   5-14 years

4.    Supplemental Cash Flow Information

The Company made cash interest payments of $24,897, $76,761, and $138,288 for the years ended October 31, 2000, 1999, and 1998, respectively. Income taxes paid for the year ended October 31, 2000 totalled $24,860. There were no income taxes paid during the years ended October 31, 1999 and 1998.










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

6. Financial Instruments

The carrying values of the Companys financial instruments consisting of cash and cash equivalents, accounts receivable and payable approximates fair value because of the relatively short maturity of these instruments. The carrying value of notes payable and long-term debt approximate fair values base upon the interest rates available to the Company for similar instruments.

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

8.  Reclassification of Certain Prior Year Product Costs

In the prior year, the Company was involved in the resale of a product for which the Company received a fee for the logistics services that it performed. In March, 2000 the FASB issued EITF Consensus No. 99-19 which outlined the criteria to follow in determining whether revenue should be recorded gross or net in certain circumstances. In accordance with the provisions of this pronouncement, it has been determined that these sales in the prior year should be reported based on the net amount retained. Accordingly, product costs related to these sales amounting to $369,609 for the year ended October 31, 1999 have been reclassified from cost of sales and netted against sales.

NOTE B - INVENTORIES

Inventories consist of the following at October 31,:
                                                          2000         1999

         Finished goods                               $1,462,374   $1,454,865
         Raw materials                                   814,735      988,219
         Packaging material and supplies                 220,304      183,078

                                                      $2,497,413   $2,626,162








                          Yocream International, Inc.

                   NOTES TO FINANCIAL STATEMENTS - Continued

NOTE C - FIXED ASSETS

     Fixed assets consist of the following at October 31,:

                                                        2000         1999

        Machinery and equipment                     $ 3,068,437   $ 3,145,479
        Office equipment and furnishings                126,687       226,242
        Leasehold improvements                          832,268       838,392
        Construction in process                       1,101,766        49,970
                                                      5,129,158     4,260,083
        Less accumulated depreciation
           and amortization                         (2,422,738)    (2,276,414)
                                                    $ 2,706,420    $ 1,983,669

Fixed assets at October 31, 2000 and 1999 include assets under leases capitalized at amounts aggregating approximately $168,000, with related accumulated amortization of approximately $95,000 and $83,000, respectively. Depreciation and amortization expense related to the Companys fixed assets aggregated $366,763, $326,594, and $274,748, for the years ended October 31, 2000, 1999, and 1998.

During the year ended October 31, 2000, the Company began a major renovation of its production facilities. Through October 31, 2000 the project has been financed with cash flow from operations and operating leases. At October 31, 2000, the Company had outstanding purchase commitments to finish the project totaling approximately $1,300,000.

Subsequent to year end, the Company arranged a $1,400,000 term loan facility with its bank. The facility provides for payments over five years with interest at the prime rate, with the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit (see Note E), and is collateralized by the plant project assets. Should the Company borrow over $500,000 under this facility the loan would be collateralized by a lien on all of the Companys existing equipment and fixtures.


NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

     Intangible assets consist of the following at October 31,:

                                            Period of
                                           Amortization   2000       1999

        Trademarks (principally "YO CREAM")  25 years $ 258,318    $ 257,774
        Less accumulated amortization                 (139,582)    (131,002)

                                                      $ 118,736    $ 126,772

As of October 31, 2000 and 1999, the Company had made deposits totaling $62,021 and $56,521 related to the leases of various equipment and its production and office facility and had investments in insurance policies of $109,058 and $82,113, respectively. These items are included in intangible and other long-term assets in the accompanying balance sheet.

                          Yocream International, Inc.

                   NOTES TO FINANCIAL STATEMENTS - Continued

NOTE E - NOTE PAYABLE TO BANK

The Company has an uncollateralized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate, 9.50% at October 31, 2000. The line is subject to renewal by July 1, 2001. There were no amounts drawn on this line at October 31, 2000 or October 31, 1999.

The line of credit contains certain financial covenants including covenants related to the ratio of senior liability (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits the amount of common stock which can be repurchased by the Company. At October 31, 2000, the Company was in compliance with all of these ratios and covenants.


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at October 31,:
                                                          2000         1999
      Industrial development loan, payable in monthly
        installments of $1,202 through April 2002,
        including interest at 8%, collateralized by
        certain equipment                             $  22,179      $  34,291

      Notes payable to banks in monthly installments
        totaling $5,177 through September 2003,
        including interest at 8.5% to 12.9%,
        collateralized by certain equipment             104,547        113,174

      Note payable to a bank in monthly installments
        of $4,709 through October 2000, including
        interest at prime less .25%
        (9.25% at October 31, 2000) without collateral   105,022       150,000

                                                         231,748       297,465

      Less portion due within one year                 (106,675)      (96,227)

                                                      $  125,073    $  201,238

The principal portion of long-term debt is payable as follows:

        Year ending
        October 31,

          2001                                        $  106,675
          2002                                            99,256
          2003                                            25,817

                                                      $  231,748






                          Yocream International, Inc.

                   NOTES TO FINANCIAL STATEMENTS - Continued


NOTE G - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust (the Plan) which, effective January 1, 1999, requires the Company to make contributions to the Plan in the amount of 3% of eligible employee compensation. The Plan allows that the required contribution may be invested in common stock of the Company.

The Company made contributions to the Plan of approximately $50,200 during the year ended October 31, 2000. The Companys required contributions to the Plan were approximately $36,000 for the year ended October 31, 1999. During 1999, the Company made additional discretionary contributions in the amount of $22,000. Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this Plan.


NOTE H - STOCK OPTION PLANS

In September 1987, the Company established a nonqualified Stock Option Plan (the Plan) for key employees. The Plan provided for the granting of options to purchase shares of common stock at a price not less than 85% or more than 100% of the fair market value per share as of the date of the grant. Options were exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. All options have been granted with an exercise price equal to the fair market value of the Companys common stock on the grant date. This plan terminated prior to October 31, 1998.

A summary of option transactions relating to the Stock Option Plan for key employees is as follows:

                                             Shares              Weighted
                                             Under                Average
                                             Option           Exercise Price


   Balance, October 31, 1997                 160,800                3.61
      Exercised                              (84,800)               3.22
      Expired                                (38,500)               4.11

   Balance, October 31, 1998                  37,500                4.00
      Exercised                              (37,000)               4.00

   Balance, October 31, 1999                   -

In October 1990, the Companys Board of Directors adopted a nonqualified
Stock Option Plan for nonemployee directors. Based on the terms of the Plan, options are to be granted to each director at the fair market value of common stock on the grant date in October of each year. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 2000 these options had an exercise price of $1.88 and a weighted average remaining contractual life of less than 1 year. This plan terminated prior to October 31, 1998. Options granted under the plan continue to be exercisable up to their established expiration date.

                          Yocream International, Inc.

                   NOTES TO FINANCIAL STATEMENTS - Continued

NOTE H - STOCK OPTION PLANS - Continued

A summary of option transactions relating to the Stock Option Plan for nonemployee directors is as follows:

                                             Shares             Weighted
                                             Under               Average
                                             Option          Exercise Price

   Balance, October 31, 1997                  55,000               $3.62
      Expired                                (10,000)               8.00

   Balance, October 31, 1998                  45,000                2.65
      Exercised                              (15,000)               3.75

   Balance, October 31, 1999                  30,000                2.09
      Exercised                              (15,000)               2.31

   Balance, October 31, 2000 (exercisable)    15,000                1.88


In January 1994, the Companys Board of Directors adopted a Combined
Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this Plan. At October 31, 2000, there were no shares available under the plan for future grants. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 2000 these options had exercise prices ranging from $1.75 to $4.00 and a weighted average remaining contractual life of approximately 3 years.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                             Shares             Weighted
                                             Under               Average
                                             Option          Exercise Price

   Balance, October 31, 1997                116,000                $2.76
      Granted                                50,000                 4.00
      Exercised                             (22,000)                1.97
      Expired                               (19,000)                6.78

   Balance, October 31, 1998                125,000                 2.79
      Exercised                              (8,000)                1.94

   Balance, October 31, 1999                117,000                 2.84
      Granted                                53,000                 4.00
      Exercised                             (37,000)                2.10
      Expired                                (7,000)                2.12

   Balance, October 31, 2000                126,000                 3.59






                          Yocream International, Inc.

                   NOTES TO FINANCIAL STATEMENTS - Continued

NOTE H - STOCK OPTION PLANS - Continued

In March 2000, the shareholders approved the 2000 Stock Option Plan. The plan provides for the grant of options to directors, key employees including employees who are directors and other persons who provide services to the Company. The Plan authorizes the issuance of 100,000 shares of unissued common stock upon exercise of option granted under the Plan. Options granted under the plan are exercisable at a per share price not less than 100% of the fair market value of the underlying common stock on the date of the grant.
Incentive stock options granted to any person with beneficial ownership of 10% or more of the outstanding shares of common stock must be exercisable at a per share price not less than 110% of the fair market value of the stock on the date of the grant. The plan will terminate January 25, 2010.

At October 31, 2000, there were 241,000 shares of common stock reserved for issuance under the Companys stock option plans.

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans.

Had the Company used the fair value methodology of FAS 123 for determining compensation expense, the Companys net income and net income per share would approximate the pro forma amounts below:

                                          2000         1999         1998

Net income, as reported                $1,024,918   $1,018,066   $  702,703
Net income, pro forma                  $  917,962   $  967,466   $  697,263
Diluted net income per common
   share as reported                   $     0.45   $     0.43   $     0.30
Diluted net income
   per common share, pro forma         $     0.40   $     0.41   $     0.30

The weighted-average fair value of options granted during the years ended October 31, 2000 and 1998 were $2.56 and $2.53, respectively. There were no options issued during 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: no dividends; expected volatility of 73%; risk-free interest rate of 5.03% in 1998 and an expected life of 5 years.















                          Yocream International, Inc.

                   NOTES TO FINANCIAL STATEMENTS - Continued

NOTE I - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31:
                                                        Weighted
                                                         Average         Per-
                                              Income      Shares         Share
1998                                       (Numerator) (Denominator)     Amount
   Basic earnings per share
      Income available to
         common stockholders                $702,703     2,292,375       $ 0.31

   Effect of dilutive securities
      Stock options                             -           66,293

   Diluted earnings per share
      Income available to
         common stockholders                 $702,703     2,358,668      $ 0.30


1999
   Basic earnings per share
      Income available to
         common stockholders                 $1,018,066   2,314,861      $ 0.44

   Effect of dilutive securities
      Stock options                               -          56,490

   Diluted earnings per share
      Income available to
         common stockholders                   $1,018,066    2,371,351   $ 0.43


2000
   Basic earnings per share
      Income available to
         common stockholders                   $1,024,918    2,282,180   $ 0.45

   Effect of dilutive securities
      Stock options                                 -           21,459

   Diluted earnings per share
      Income available to
         common stockholders                   $1,024,918    2,303,639   $ 0.45

During 1998, options to purchase 57,325 shares of common stock at various prices were outstanding but were not included in the calculation of diluted EPS because their effect would have been antidilutive.







                        Yocream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS - Continued


NOTE J - MAJOR CUSTOMERS

Revenues derived from the Companys largest customer represents 63%, 61% and 50% of total revenues in the years ended October 31, 2000, 1999 and 1998.

NOTE K - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred. For the years ended October 31, 2000, 1999 and 1998 advertising costs aggregated approximately $294,000, $310,000, and $349,000, respectively.

NOTE L - INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, consists of the following:

                                           2000         1999          1998

   Current                             $  135,000   $   55,000    $   -

   Deferred                               413,000      351,000      (200,000)

                                       $  548,000   $  406,000    $ (200,000)

The effective tax rate differed from the statutory federal tax rate due to the following:

                                                Year ended October 31,
                                             2000       1999        1998

   Statutory federal tax rate (graduated)    34.0%       34.0%       34.0%
   State taxes, net of federal benefit        3.7         3.8         4.4
   Change in valuation allowance              -          (9.3)      (78.2)
   Other                                     (2.9)        -           -
                                             34.8%       28.5%      (39.8%)

Deferred tax assets (liabilities) consist of the following at October 31,:

                                                        2000          1999

   Net operating loss carry forwards                $    -        $  393,700
   Accrued expenses                                     10,200        54,400
   Allowance for doubtful accounts                       8,000         9,900
   Inventory                                            15,000        18,700
   Federal tax credits                                  17,000        24,400
   Other                                                 3,800         -

   Net deferred tax asset                               54,000       501,100

   Deferred tax liabilities                               -          (34,100)

   Net noncurrent deferred tax asset                $   54,000    $  467,000

The Company previously established a valuation allowance against a portion of deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the
                        YoCream International, Inc.

                 NOTES TO FINANCIAL STATEMENTS - Continued

NOTE L - INCOME TAXES - Continued

deferred tax assets and the level of the valuation allowance. As of October 31, 2000, the Company has not recorded an allowance against deferred tax assets. The net change in the valuation allowance for the years ended October 31, 1999 and 1998 was a decrease of $106,000 and $659,000, respectively. The decrease in the valuation allowance resulted primarily from the utilization of net operating loss carry forwards and management's evaluation of the future recoverability of net deferred tax assets due to the likelihood of future taxable income. Approximately $150,000 of the decrease in the valuation allowance for the year ended October 31, 1998 resulted from the operating loss carry forwards utilized in such year.

NOTE M - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

During fiscal year 1998, the Company restructured its operating lease agreement for its production and office facilities. The lease restructuring was caused by the construction of new office facilities attached to the existing building. In addition to an increase in the monthly lease payments and an extension of the lease term, the Company incurred approximately $150,000 of additional tenant improvement costs which have been capitalized as leasehold improvements. The building is owned by a company whose owners are the Companys chief executive officer and its president (both of whom are also shareholders of the Company) and certain other shareholders of the Company.

In addition, the Company leases equipment under noncancelable operating leases with unrelated third parties.

Minimum lease payments required under these operating leases are as follows:

   Year ending
   October 31,

     2001                                                 $    438,019
     2002                                                      428,361
     2003                                                      423,571
     2004                                                      422,588
     2005                                                      356,639
  Thereafter                                                 1,721,976

                                                           $ 3,791,154

Operating lease expense under the related party lease for the years ended October 31, 2000, 1999, and 1998 approximated $177,000, $172,000, and $140,000 respectively. Lease expense, exclusive of related parties, was approximately $232,000, $83,000, and $68,500 for the years ended October 31, 2000, 1999, and
1998. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statement of operations.

During 1998, the Company entered into a lease arrangement providing up to $500,000 of available lease funding for equipment. Equipment leased under this arrangement was approximately $279,000 in 1999 and $107,000 in 1998.

During 2000, the Company entered into a lease arrangement that provided $536,127 for funding of equipment.