Form 10-Q
period 2001-01-31
YOCREAM INTERNATIONAL INC
filed 2001-03-20
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                                Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended January 31, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

                       YES	  X  		NO	_____

The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                   Class:  Common stock outstanding at
                   March 16, 2001:   2,262,191  shares







                              YOCREAM INTERNATIONAL, INC.

                                      CONTENTS


                                                                Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                   3 - 7

            Balance Sheets as of January 31, 2001,              3
            (unaudited) and October 31, 2000

            Statements of Income for the                        4
            Three Months ended January 31, 2001
            and 2000 (all unaudited)

            Statements of Cash Flows for the                    5
            Three Months ended January 31, 2001
            and 2000 (all unaudited)

            Notes to Financial Statements                       6 - 7

Item 2.  Management's Discussion and Analysis of                8 - 11
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                      11

Item 2.  Changes in Securities                                  11

Item 3.  Defaults upon Senior Securities                        11

Item 4.  Submission of Matters to a Vote of                     11
         Security Holders

Item 5.  Other Information                                      11

Item 6.  Exhibits and Reports on Form 8-K                       11



SIGNATURES                                                      12















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            YOCREAM INTERNATIONAL, INC.
                                  BALANCE SHEETS


                                                January 31,       October 31,
                                                    2001             2000
      ASSETS                                                      (unaudited)

Current assets
   Cash and cash equivalents				$  157,303	       $  719,139
   Accounts receivable, net				   677,294	          997,076
   Inventories						 2,143,475	        2,497,413
   Other current assets					   233,053	          159,176

         Total current assets				 3,211,124		  4,372,804

Fixed assets, net						 3,914,618		  2,706,420
Deferred tax asset					    55,400		     54,000
Intangible and other long-term assets, net	   297,242		    293,351

								$7,478,384		 $7,426,575


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank					$      -		 $      -
   Current portion of long-term debt		   104,123		    106,675
   Accounts payable					   839,549		    880,882
   Other accrued liabilities				   233,882		    183,453

         Total current liabilities			 1,177,554		  1,171,010

Long-term debt, less current portion		   101,781		    125,073

         Total liabilities				 1,279,335		  1,296,083

Shareholders' equity
   Common stock, no par value,
   30,000,000 shares authorized;
   2,262,191 shares issued and outstanding	 4,861,142		  4,862,541
   Retained earnings					 1,337,907	 	  1,267,951

         Total shareholders' equity			 6,199,049		  6,130,492

								$7,478,384		 $7,426,575









The accompanying notes are an integral part of the financial statements.


                            YOCREAM INTERNATIONAL, INC.
                               STATEMENTS OF INCOME
                                    (unaudited)

               For the three months ended January 31, 2001 and 2000




								    2001   	     2000

Sales  						 	 $2,774,158	  $2,838,025

Cost of sales						  1,874,361	   1,965,761

         Gross profit					    899,797	     872,264

Selling and marketing expenses			    369,921	     336,934

General and administrative expenses			    426,581	     411,425

         Income from operations 			    103,294	     123,905

Other income (expenses):
   Interest income					     10,264	       5,651
   Interest expense					        - 	      (7,342)
   Other, net						        -	       1,209

         Income before income taxes			    113,558	     123,423

Income tax provision					     43,600	      47,400

         Net income					 $   69,958	  $   76,023





Earnings per common share - basic			 $      .03	  $      .03

Earnings per common share - diluted			 $      .03	  $      .03

Shares used in basic earnings per share		  2,262,348	   2,298,391

Shares used in diluted earnings per share		  2,280,016	   2,336,411













The accompanying notes are an integral part of the financial statements.


                              YOCREAM INTERNATIONAL, INC.
                               STATEMENTS OF CASH FLOWS

              For the three months ended January 31, 2001 and 2000
                                    (Unaudited)


								      2001   	 2000


Cash flows from operating activities:
  Net income 						  $   69,958    $   76,023
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
     Depreciation						      86,604	  85,503
     Deferred income taxes				      (1,400)	  47,400
     Change in assets and liabilities
       Accounts receivable				     319,782	 339,008
       Inventories					     353,939	 229,010
       Other assets					     (77,767)	(104,372)
       Accounts payable					     (41,333)	(702,284)
       Other accrued liabilities			      50,428 	 (82,221)

         Net cash used in				     760,210 	(111,933)
           operating activities

Cash flows from investing activities:
  Expenditures for plant and equipment		  (1,294,803)	(128,620)

         Net cash used in investing activities	  (1,294,803)	(128,620)

Cash flows from financing activities:
  Principal payments on long term debt
    and capital leases					     (25,844)	 (30,338)
  Repurchase of common stock				      (1,399)	 (73,590)
        Net cash used in financing
          activities					     (27,243)	(103,928)

        Net decrease in cash and
          equivalents					    (561,836)	(344,481)

Cash and equivalents, beginning of period		     719,139	 737,408

Cash and equivalents, end of period			  $  157,303    $  392,927













The accompanying notes are an integral part of the financial statement.


                           YOCREAM INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 2000.



Note B - Inventories

							 January 31,       October 31,
 							    2001   	          2000
Inventories consist of
Finished goods					 $1,445,076		 $1,462,374
Raw materials					    471,066		    814,735
Packaging materials and supplies		    227,332		    220,304

							 $2,143,475		 $2,497,413



Note C - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits borrowings of up to $2,000,000. The line bears interest at the bank's commercial lending rate. The line is subject to renewal by July 1, 2001. There were no borrowings outstanding at January 31, 2001, or October 31, 2000.

A secured term loan facility, which permits borrowings of up to $1,400,000, is also available to finance the plant renovation project. The facility provides for payments over five years with interest at the prime rate, and the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit and is collateralized by plant project assets. Should the Company borrow $500,000 under this facility, the loan would be collateralized by a lien on all of the Company's existing equipment and fixtures. There were no borrowings outstanding at January 31, 2001, or October 31, 2000.







NOTES TO FINANCIAL STATEMENTS - Continued





Note D - Capitalized Interest

During the three months ended January 31, 2001, $5,300 of interest was capitalized relating to the plant upgrade project.


Note E - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 2001 and 2000:


                                   Three Months Ended January 31, 2001

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings	                       $69,958       2,262,348  $   .03

Effect of dilutive securities                             17,668       -

Diluted earnings per share               $69,958       2,280,016  $   .03




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

Results of Operations

Sales

YoCream's primary focus is on the manufacture, marketing and sales of superior quality frozen yogurt, sorbet, smoothie and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Due to the nature of these products, sales are subject to seasonal fluctuations, with the winter months being the slowest season of the year.

The Company's sales for the first fiscal quarter ending January 31, 2001 were $2,774,158, down 2.3% compared to the corresponding quarter in 2000.

The drop in sales primarily related to a decline in the sales of frozen yogurt. This year the weather in certain significant sales territories, which are normally warmer than other areas during winter, were colder than normal and thus impacted sales. Smoothie sales and copacking business continued to show growth for the quarter. Although the national trend for soft serve frozen yogurt has been on the decline, the Company has been able to achieve increases in its market share each year. Management believes that this trend will continue due to the quality of its products. Contributing factors to this success has been the outstanding in-house research and development department that has developed many superior products over the years, and the flexible manufacturing facilities.

In January 2001, the Company completed the plant upgrade project, which increased plant capacity by over 150%. It also is expected to facilitate improved control of supplies and related costs, production efficiencies, and additional manufacturing flexibility. The project included the addition of new pasteurization and homogenization equipment along with new automated stainless steel processing lines and increased mixing capacity, which allow the Company to simultaneously run four separate packaging lines, including a new bag-in-the-box line. High volume storage silos and temperature controlled holding tanks were also installed to enable storage of more products in various stages on production. A new glycol system allows for cooler temperatures off the production line, promoting product shelf life and reducing freeze down time. Also included in the expansion is a more automated clean-in-place sanitation system. An upgrade to the electrical utilities incorporates energy saving features, which are expected to reduce energy costs.

Along with the processing facility improvements, a manufacturing information system was also installed which is expected to allow the Company to tightly integrate production planning and scheduling, purchasing, inventory management and shop floor control. The additional information gained from this system is expected to result in significant gains in productivity and profitability. With the completion of this major project, the Company expects to offer the marketplace a more diverse selection of products and packaging, and is positioned to attract more custom manufacturing and copacking business.

To target new markets, the Company has recently developed several additional products, including a soft serve frozen custard, a shake base, a soft serve ice cream, a coffee smoothie adapted for high volume dispensers, and a margarita base smoothie formulated for blenders. The Company has also developed a smoothie bar concept suited for convenience stores, in cooperation with a major international company. A premium line of hard pack low fat frozen yogurt has been developed for a valued European customer who plans to begin testing the product this spring. Management expects to see the sales contribution from these products this year.

In addition to new products and markets, the Company is aggressively seeking new business relationships based on the belief that alliances with other reputable companies are strategic to the Company's continued growth. Furthermore, the enhanced manufacturing capabilities resulting from the plant upgrade project, provides the opportunity to expand the Company's copacking business. Accordingly, the Company plans to make this widely known to the industry. The Company is also pursuing other more creative networking possibilities that could have a significant impact on sales.

Gross Profit

The Company's gross profit margin improved from 30.7% of sales in the 2000 first quarter to 32.4% of sales in the current quarter. The improvement of 1.7% is primarily due to the continuing process of improvements in supply chain management and production efficiencies.

Selling and Marketing Expenses

Selling and marketing expenses in the first quarter increased from 11.9% to 13.3% of sales for the quarter. This is primarily due to staffing and payroll related increases initiated late last year, and an increase in promotional expenses which are part of the Company's commitment to support the marketplace.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 14.5% to 15.4% of sales for the quarter. The increase as a percentage of sales was primarily due to the leveling of sales. The Company remains committed to its practice of controlling expenses.

Income from Operations

Income from operations, as a percent of sales decreased to 3.7% in the current quarter, compared with 4.4% in the comparable quarter last year. This is primarily due to the slight decrease in sales and increase in selling, general and administrative expenses.

Provision for Income Taxes

The net operating loss carryforwards, which the Company has utilized to offset taxes that would otherwise be payable for the last several years, was fully utilized as of the end of fiscal 2000. Therefore, the tax provision in fiscal 2001 will be payable within the next year. The effective tax rate was 38.4% in both periods.

Net Income

Net income for the quarter decreased to $69,958 compared with $76,023 in the comparable quarter last year. Net income as a percentage of sales was 2.5% of sales in the current quarter, compared with 2.7% for the same period last year. These results are below the annual return of approximately 7% for the last two fiscal years since the first quarter covers the winter months when frozen desserts and snack sales are seasonally lower. Earnings per share remained at $.03 per share, primarily as a result of repurchases of common stock over the last year which reduced shares outstanding.


Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of January 31, 2001, there were no borrowings under the Company's $2 million bank line of credit, or $1.4 million term loan facility. Both facilities remain in place and permit borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest would be charged at the bank's basic commercial lending rate.

Accounts receivable at January 31, 2001 and October 31, 2000 were $677,294 and $997,076, respectively. This decrease of 32% is primarily attributable to the seasonally lower sales of the first quarter. The current level is slightly lower than the January 31, 2000 total of $722,610.

Inventories at January 31, 2001 and October 31, 2000 were $2,143,475 and $2,497,413 respectively. This decrease of 14.2% is primarily due to planned reductions in raw materials inventories. The current dollar level is lower than the January 31, 2000 total of $2,397,152 for the same reason.

At January 31, 2001 the Company had working capital of approximately $2,034,000 compared with $3,202,000 at October 31, 2000, and $2,814,000 at
January 31, 2000. The reduction is primarily due to decreases in cash, receivables and inventories, and increases in accrued expenses. Cash balances have decreased over the last year primarily due to utilizing internal funds to finance the plant upgrade project. Accrued expenses have increased primarily due to the accrual of income taxes described above.

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

      A.   Exhibits -            none

      B.   Reports on Form 8-K - none






                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    March 19, 2001                     By:    /s/  John N. Hanna
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:     March 19, 2001                    By:   /s/ W. Douglas Caudell
                                       	  W. Douglas Caudell,
                                            Chief Financial Officer