Form 10-Q
period 2001-04-01
YOCREAM INTERNATIONAL INC
filed 2001-06-14
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended April 30, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

                      Class:  Common stock outstanding at
                        June 13, 2001:  2,262,191 shares







                         YOCREAM INTERNATIONAL, INC.

                                 CONTENTS


                                                               Page
PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements
           Balance Sheets as of April 30, 2001	               3
           (unaudited), and October 31, 2000

           Statements of Income for the                        4
           Three Months ended April 30, 2001 and 2000, and the Six Months ended April 30, 2001 and 2000(all unaudited)

           Statements of Cash Flows for the                    5
           Six Months ended April 30, 2001 and 2000
           (all unaudited)

           Notes to Financial Statements                       6-8

Item 2.  Management's Discussion and Analysis of               9-12
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 2.  Changes in Securities                                 12

Item 3.  Defaults upon Senior Securities                       12

Item 4.  Submission of Matters to a Vote of                    12
         Security Holders

Item 5.  Other Information                                     12

Item 6.  Exhibits and Reports on Form 8-K                      13



SIGNATURES                                                     13















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           YOCREAM INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                 April 30,      October 31,
                                                   2001           2000
                                                (Unaudited)
             ASSETS

Current assets
   Cash and cash equivalents                    $  112,156      $  719,139
   Accounts receivable, net                        937,941         997,076
   Inventories                                   2,440,168       2,497,413
   Other current assets                            315,134         159,176

         Total current assets	                  3,805,399       4,372,804

Fixed assets, net	                              4,589,745        2,706,420
Deferred tax asset                                  57,100          54,000
Intangible and other long-term assets, net         301,153         293,351

                                                $8,753,397       $7,426,575


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable to bank	                        $  140,000      $      -
   Current portion of long-term debt               134,563         106,675
   Accounts payable                              1,525,280         880,882
   Other accrued liabilities                       162,995         183,453

         Total current liabilities               1,962,838       1,171,010

Long-term debt, less current portion               541,506         125,073

         Total liabilities                       2,504,344       1,296,083

Shareholders' equity
   Common stock, no par value,
   30,000,000 shares authorized;
   2,262,191 and 2,262,583 shares
   issued and outstanding                        4,818,017       4,862,541
   Retained earnings                             1,431,036       1,267,951

         Total shareholders' equity              6,249,053       6,130,492

                                                $8,753,397      $7,426,575







The accompanying notes are an integral part of the financial statements.


                           YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                  (Unaudited)




                                Three months ended        Six months ended
                                     April 30,                 April 30,

                                 2001         2000         2001         2000


Sales	                       $3,589,885   $3,736,716   $6,364,042   $6,574,740

Cost of sales                 2,527,159    2,539,756    4,401,520    4,505,509

   Gross profit               1,062,726    1,196,960    1,962,522    2,069,231

Selling and marketing
     expenses                   457,754      392,584      827,675      729,518
General and administrative
     expenses                   443,157      414,377      869,738      825,807

   Income from operations       161,815      389,999      265,109      513,906

Other income (expenses)
     Interest income              1,664        2,120       11,928         7,771
     Interest expense           (12,250)      (6,404)     (12,250)      (13,746)
     Other income (expense)          -        (1,000)           -           209

     Other, net                 (10,586)     (5,284)        (322)        (5,766)

Income before taxes             151,229      384,715      264,787       508,140

Income tax provision             58,100      147,700      101,700       195,100

Net income                    $  93,129    $ 237,015    $ 163,087     $ 313,040


Earnings per common share:

	Basic                        $.04         $.10         $.07          $.14

	Diluted                      $.04         $.10         $.07          $.13













The accompanying notes are an integral part of the financial statements.


                             YOCREAM INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS

                   For the six months ended April 30, 2001 and 2000
                                     (Unaudited)


                                                       2001         2000


Cash flows from operating activities:
   Net income                                      $  163,087     $  313,040
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                    209,670        172,776
      Deferred income taxes                            (3,100)       140,100
      Change in assets and liabilities
         Accounts receivable                           59,135        (15,951)
         Inventories                                   57,245        210,577
         Other assets                                (163,762)      (130,184)
         Accounts payable                             644,398       (287,836)
         Other accrued liabilities                    (20,459)       (41,364)

           Net cash provided by                       946,214        361,158
              operating activities

Cash flows from investing activities:
   Expenditures for fixed assets                   (2,092,994)      (194,124)

           Net cash used in investing
             Activities                            (2,092,994)      (194,124)

Cash flows from financing activities:
   Net increase in line of credit                     140,000             -
   Proceeds from issuance of long-term debt           490,000             -
   Proceeds from exercise of stock options             40,250        107,700
   Principal payments on long term debt
      and capital leases                              (45,679)       (57,822)
   Repurchase of common stock	                       (84,774)      (263,235)
           Net cash provided by (used in)
             financing activities                     539,797       (213,357)

           Net decrease in cash and
             Equivalents                             (606,983)       (46,323)

Cash and equivalents, beginning of period             719,139        737,408

Cash and equivalents, end of period                $  112,156     $  691,085









The accompanying notes are an integral part of the financial statements.


                               YOCREAM INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 2000.



Note B - Inventories

                                           April 30,       October 31,
                                              2001             2000
Inventories consist of
Finished goods					$1,642,876		$1,462,374
Raw materials					   549,066		   814,735
Packaging materials and supplies		   248,226		   220,304

							$2,440,168		$2,497,413



Note C - Note Payable to Bank

The Company has an uncollateralized bank line of credit, which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate. There were borrowings of $140,000 outstanding at April 30, 2001, and none at October 31, 2000.

A secured term loan facility, which permits borrowings of up to $1,400,000, is also available to finance the plant renovation project. The facility provides for payments over five years with interest at the prime rate, and the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit and is collateralized by plant assets. In April 2001, the Company borrowed $490,000 under this facility.











NOTES TO FINANCIAL STATEMENTS - Continued


Note D - Capitalized Interest

During the first quarter 2001, $5,300 of interest was capitalized relating to the plant upgrade project.


Note E - Earnings per share

Earnings per share is calculated as follows for the three months ended April 30, 2001 and 2000:

                                    Three Months Ended April 30, 2001

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings                       $ 93,129      2,262,191      $    .04

Effect of dilutive securities           -            5,854             -

Diluted earnings per share         $ 93,129      2,268,045      $    .04


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


Earnings per share is calculated as follows for the six months ended April 30, 2001 and 2000:

	                               Six Months Ended April 30, 2001

                                 Net Earnings       Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $163,087      2,262,269       $   .07

  Effect of dilutive securities         -           10,329             -

  Diluted earnings per share       $163,087      2,272,598       $   .07




NOTES TO FINANCIAL STATEMENTS - Continued




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

Results of Operations

Sales

YoCream's primary focus is on the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, smoothie and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Due to the nature of these products, sales are subject to seasonal fluctuations, with the winter months being the slowest season of the year.

The Company's sales decreased 3.9% to $3,589,885 for the second quarter, and decreased 3.2% to $6,364,042 for the six months ended April 30, 2001, compared to the corresponding periods in 2000. Management believes that the drop in sales is primarily related to the general downturn in the economy.

On April 25, 2001, the Company announced that it had entered into an alliance with The Dannon Company, Inc. to supply soft frozen yogurt to Dannon's customers. Under the terms of the alliance, Dannon has agreed to endorse YoCream International and assist the Company in developing business with the Dannon brokers and distributors. The alliance allows YoCream to bring Dannon's customers more than forty flavors of soft serve frozen yogurt and an array of blender and dispenser smoothies. Since the alliance was announced, the Company, with the assistance of Dannon personnel, has engaged twelve independent food brokers who were previously involved in Dannon's soft frozen yogurt business.
In addition, presentations have been made to several of Dannon's distributors and national accounts. The Company recently participated in an international military food show, along with Dannon representatives. The alliance gives the Company the opportunity to penetrate new segments of the market. Under the terms of the alliance agreement, Dannon will receive a royalty from the sales of YoCream product to Dannon customers. The Company expects that sales from the alliance will begin by July 2001.

The alliance with Dannon is also part of the Company's strategy of aggressively seeking new business relationships. Management believes that alliances with other reputable companies are strategic to the Company's continued growth, in addition to developing new products and markets.

In January 2001, the Company completed the plant upgrade project, which increased plant capacity by over 150%. The plant upgrade is also expected to facilitate improved control of supplies and related costs, production efficiencies, and additional manufacturing flexibility. The project included the addition of new pasteurization and homogenization equipment along with new automated stainless steel processing lines and increased mixing capacity, which allow the Company to simultaneously run four separate packaging lines, including a new bag-in-the-box line. High volume storage silos and temperature controlled holding tanks were also installed to enable storage of more products in various stages of production. A new glycol system allows for cooler temperatures off the production line, promoting product shelf life and reducing freeze down time. Also included in the expansion is an automated clean-in-place sanitation system. An upgrade to the electrical utilities incorporates energy saving features, which are expected to reduce energy requirements.

Along with the processing facility improvements, a manufacturing information system was also installed which is expected to allow the Company to tightly integrate production planning and scheduling, purchasing, inventory management and shop floor control. The additional information gained from this system is expected to result in significant gains in productivity and profitability.

With the completion of this major project, the Company expects to offer the marketplace a more diverse selection of products and packaging, and is positioned to attract more custom manufacturing and copacking business. The Company plans to make this known to the industry.


Gross Profit

The Company's gross profit margin decreased from 32.0% to approximately 29.6% for the second quarter and from 31.5% to 30.8% for the six-month periods in both years.

In addition to the drop in sales, operating results were impacted by increases in freight, storage and utility costs, as well as by expenses related to the plant expansion completed in January 2001.


Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 10.5% to 12.8% for the second quarter, and increased from 11.1% to 13.0% for the six months. Expenses have increased due to promotional expenses, an increase in field staff, and travel expenses related to implementing the Dannon alliance. Management believes that the opportunities merit the increased expenses.


General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 11.1% to 12.3% of sales for the quarter, and increased from 12.6% to 13.7% for the six months. The increase was spread over various non-personnel related expenses.

Income from Operations

Income from operations of $161,815 for the second quarter was 4.5% of sales compared to 10.4% for the corresponding quarter last year. The results for the six months were $265,109, or 4.2% of sales while last year it represented 7.8% of sales. These fluctuations were primarily due to the reduction in gross profit and increases in selling, general and administrative expenses described above.

Provision for Income Taxes

The net operating loss carryforwards, which the Company has utilized to offset taxes that would otherwise be payable for the last several years, was fully utilized as of the end of fiscal 2000. Therefore, the tax provision in fiscal 2001 will be payable within the next year. The effective tax rate for all periods is a normal rate of 38.4%.

Net Income

Net income for the quarter was $93,129, or 2.6% of sales, compared to $237,015, or 6.3% for last year. The net income for the six months was $163,087, or 2.6% of sales, compared to $313,040, or 4.8% for last year. Net income in fiscal 2001 is less than in the corresponding periods last year due to the reduction in gross profit and the increase selling, general and administrative expense.

Net income, as a percentage of sales, is below the annual rate of approximately 6.9% for the last three fiscal years because the first two quarters include the winter months when frozen dessert and snack sales are seasonally lower, and for the reasons described above.


Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of April 30, 2001, there were $140,000 of borrowings under the Company's bank line of credit. There were no borrowings at April 30, 2000. The uncollateralized bank line remains in place and permits borrowings of up to $2,000,000 subject to the Company being in compliance with certain ratios and negative covenants. Interest is charged at the bank's basic commercial lending rate. The line is subject to renewal in September 2001. During 2001 the Company borrowed $490,000 under the $2,000,000 term loan facility, which was arranged to finance the plant upgrade project. The Company is evaluating the option of additional borrowings under this facility prior to the July 1, 2001 funding cutoff.

Accounts receivable at April 30, 2001 and October 31, 2000 were at approximately the same levels of $938,000 and $997,000, respectively.

Inventories at April 30, 2001 and October 31, 2000 were $2,440,000 and $2,497,000 respectively. This decrease of 2.3% is primarily due to planned reductions in raw materials inventories.

At April 30, 2001, the Company had working capital of approximately $1,843,000 compared with $3,202,000 at October 31, 2000. The reduction is primarily due to reductions in cash, and increases in bank borrowings and accounts payable. This is due to the plant upgrade project expenditures being substantially funded by cash flow through April 30, 2001.

During the six months ended April 30, 2001, the Company purchased 23,392 shares of its common stock, including 23,000 shares related to stock options exercised by certain employees. In the same period in 2000, the Company purchased 23,900 shares of its common stock on the open market, and 37,000 shares related to stock options exercised by certain employees. The Company expects to continue its practice of purchasing shares of its common stock depending on market conditions and the availability of funds, but currently is not expecting to make any open market purchases in the near future, due to economic conditions.

The Company has arranged operating lease financing of $480,000 to acquire certain production equipment later this year.

The Company believes its existing assets, bank lines, and cash generated from operations will be sufficient to fund the Company's operations for at least the next twelve months.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company is not involved in any material pending legal proceedings.


Item 2.   Changes in Securities

      None.


Item 3.   Defaults Upon Senior Securities

      None.


Item 4.   Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders, which was held on April 25, 2001, the shareholders reelected John Hanna, Dave Hanna, James Hanna, Bill Rush and Carl Behnke as directors. Each of the five nominees received not less than 2,079,612 votes, or 90.1% of the shares in person or by proxy and voting. The terms for each director is one year, or until their successor shall have been elected and qualified.


Item 5.   Other Information

      None


Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits

             None

      B.   Reports on Form 8-K

             On April 24, 2001, the Company issued a press release announcing That it had entered into a strategic alliance with the Dannon Company, Inc. under which the Company will supply soft frozen Yogurt to Dannon's customers.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    June 14, 2001                      By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    June 14, 2001                      By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer