Form 10-Q
period 2001-07-31
YOCREAM INTERNATIONAL INC
filed 2001-09-14
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended July 31, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

                      Class:  Common stock outstanding at
                     September 13, 2001:  2,262,191 shares







                               YOCREAM INTERNATIONAL, INC.

                                        CONTENTS


Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements
            Balance Sheets as of July 31, 2001                       3
            (unaudited), and October 31, 2000

            Statements of Income for the                             4
            Three Months ended July 31, 2001 and 2000, and the Nine Months ended July 31, 2001 and 2000(all unaudited)

            Statements of Cash Flows for the                         5
            Nine Months ended July 31, 2001 and 2000
            (all unaudited)

            Notes to Financial Statements                            6-8

Item 2.  Management's Discussion and Analysis of                     8-12
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                           12

Item 2.  Changes in Securities                                       12

Item 3.  Defaults upon Senior Securities                             12

Item 4.  Submission of Matters to a Vote of                          12
         Security Holders

Item 5.  Other Information                                           12

Item 6.  Exhibits and Reports on Form 8-K                            12



SIGNATURES                                                           13















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                 YOCREAM INTERNATIONAL, INC.
                                        BALANCE SHEETS


                                                     July 31,       October 31,
                                                       2001            2000
						                (Unaudited)
       ASSETS

Current assets
   Cash and cash equivalents                      $1,003,050        $  719,139
   Accounts receivable, net                        1,155,555           997,076
   Inventories                                     2,423,826         2,497,413
   Other current assets                              307,603           159,176

         Total current assets                      4,890,034         4,372,804

Fixed assets, net                                  4,477,586         2,706,420
Deferred tax asset                                    58,900            54,000
Intangible and other long-term assets, net           305,102           293,351

                                                  $9,731,622        $7,426,575

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                 339,862           106,675
   Accounts payable                                1,236,437           880,882
   Other accrued liabilities                         311,595           183,453

         Total current liabilities                 1,887,894         1,171,010

Long-term debt, less current portion               1,188,728           125,073

         Total liabilities                         3,076,622         1,296,083

Shareholders' equity
   Common stock, no par value,
   30,000,000 shares authorized;
   2,262,191 and 2,262,583 shares
   issued and outstanding                          4,818,017         4,862,541
   Retained earnings                               1,836,983         1,267,951

         Total shareholders' equity                6,655,000         6,130,492

                                                  $9,731,622        $7,426,575











The accompanying notes are an integral part of the financial statements.

                            YOCREAM INTERNATIONAL, INC.
                               STATEMENTS OF INCOME
                                    (Unaudited)




                               Three months ended         Nine months ended
                                    July 31,                  July 31,

                               2001         2000          2001         2000


Sales                      $5,094,099   $4,714,158   $11,458,142   $11,288,898

Cost of sales               3,508,380    3,171,555     7,909,900     7,677,063

Gross profit                1,585,719    1,542,603     3,548,242     3,611,835

Selling and marketing
     Expenses                 566,187      450,256     1,393,862     1,179,777
General and administrative
     Expenses                 464,431      379,120     1,334,169     1,204,925

Income from operations        555,101      713,227       820,211     1,227,133

Other income (expenses)
     Interest income            3,265       10,175        15,193        17,946
     Interest expense 	      (21,719)      (6,045)      (33,969)      (19,582)

     Other, net               (18,454)       4,130       (18,776)       (1,636)

Income before taxes           536,647      717,357       801,434     1,225,497

Income tax provision          130,700      268,100       232,400       463,200

Net income                  $ 405,947    $ 449,257     $ 569,034     $ 762,297


Earnings per common share:

  Basic                         $.18         $.20          $.25          $.33

  Diluted                       $.18         $.20          $.25          $.33















The accompanying notes are an integral part of the financial statements.

                            YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS

                  For the nine months ended July 31, 2001 and 2000
                                    (Unaudited)


                                                        2001            2000


Cash flows from operating activities:
   Net income                                       $  569,034      $  762,297
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                     399,353         259,472
      Deferred income taxes                             (4,900)        338,500
      Change in assets and liabilities
         Accounts receivable                          (158,479)        (83,205)
         Inventories                                    73,587         135,245
         Other current assets                         (148,426)       (224,660)
         Other assets                                  (11,750)        (15,828)
         Accounts payable                              355,555         (47,392)
         Other accrued liabilities                     128,141          10,198

            Net cash provided by
            operating activities                     1,202,115       1,134,627


Cash flows from investing activities:
   Expenditures for fixed assets                    (2,170,519)       (492,104)

            Net cash used in investing
            Activities                              (2,170,519)       (492,104)

Cash flows from financing activities:
   Proceeds from issuance of common stock               40,250         107,700
   Proceeds from issuance of long-term debt          1,400,000              -
   Principal payments on long-term debt
      and capital leases                              (103,159)        (83,059)
   Repurchase of common stock                          (84,776)       (303,612)
            Net cash provided by
              (used in )financing activities         1,252,315        (278,971)

            Net increase in
            cash and equivalents                       283,911         363,552

Cash and equivalents, beginning of period              719,139         737,408

Cash and equivalents, end of period                 $1,003,050      $1,100,960









The accompanying notes are an integral part of the financial statements.

                            YOCREAM INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 2000.


Note B - Inventories

				                    July 31,       October 31,
                                              2001             2000
Inventories consist of
Finished goods					$1,840,541		$1,462,374
Raw materials					   353,409		   814,735
Packaging materials and supplies		   229,876		   220,304

							$2,423,826		$2,497,413


Note C - Note Payable to Bank


The Company has an uncollateralized bank line of credit, which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate. There were no borrowings outstanding at July 31, 2001, or October 31, 2000.

During fiscal 2001, the Company borrowed $1,400,000 under a secured term loan facility to finance approximately 50% of the plant renovation project. The facility provides for payments over five years with interest at the prime rate, and the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit and is collateralized by plant project assets and other existing equipment.












NOTES TO FINANCIAL STATEMENTS - Continued



Note D - Capitalized Interest

During the first quarter 2001, $5,300 of interest was capitalized relating to the plant upgrade project.


Note E - Earnings per share

Earnings per share is calculated as follows for the three months ended July 31, 2001 and 2000:


                                    Three Months Ended July 31, 2001

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                      $405,947      2,262,191      $    .18

  Effect of dilutive securities           -           6,340            -

  Diluted earnings per share        $405,947      2,268,531       $   .18






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















NOTES TO FINANCIAL STATEMENTS - Continued



Earnings per share is calculated as follows for the nine months ended July 31, 2001 and 2000:


	                             Nine Months Ended July 31, 2001

                               Net Earnings       Shares       Per-Share
                                (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $569,034       2,262,243      $   .25

  Effect of dilutive securities          -            9,657           -

  Diluted earnings per share       $569,034       2,271,900      $   .25





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

The Company's sales increased 8.1% to $5,094,099 for the third quarter, and increased 1.5% to $11,458,142 for the nine months ended July 31, 2001, compared to the corresponding periods in 2000.

Sales in the first half of the year were lower than the prior year due to the slow down in the economy. In the third quarter, the Company achieved sales increases due to growth in club store sales, and increases in foodservice sales. The foodservice sales increase was achieved by executing the Company's plan to invest more in the market place, including hiring additional regional sales staff, and from additional sales from the alliance with The Dannon Company, Inc., which began in April 2001.

On April 25, 2001, the Company announced that it had entered into an alliance with The Dannon Company, Inc. to supply soft frozen yogurt to Dannon's customers. Under the terms of the alliance, Dannon has agreed to endorse YoCream International and assist the Company in developing business with the Dannon brokers and distributors. The alliance allows YoCream to bring Dannon's customers more than forty flavors of soft serve frozen yogurt and an array of blender and dispenser smoothies. Since the alliance was announced, the Company, with the assistance of Dannon personnel, has engaged twelve independent food brokers who were previously involved in Dannon's soft frozen yogurt business, and have made presentations to Dannon's distributors and national accounts. The Company has also participated in an international military food show, along with Dannon representatives, which has given the Company the opportunity to penetrate a new segment of the market. Under the terms of the alliance agreement, Dannon will receive a royalty from the sales of YoCream product to Dannon customers.

The alliance with Dannon is also part of the Company's strategy of aggressively seeking new business relationships. Management believes that alliances with other reputable companies are important to the Company's continued growth strategy, in addition to developing new products and markets.

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


Gross Profit

The Company's gross profit margin in the third quarter was 31.1% (an increase from the 29.6% in the second quarter), and 31.0% for the nine months in fiscal 2001. The gross profit margin for the third quarter and nine-month period in fiscal 2000 was 32.7% and 32.0%, respectively. The margin decreased over the same periods in the prior year due to increased freight, storage and utility costs, as well as by expenses related to the plant expansion completed in January 2001. Management believes that the anticipated sales growth facilitated by the plant expansion and additional investment in the marketplace will result in increased margins. Since May 2001, the Company has generated record sales volumes each month.


Selling and Marketing Expenses

Selling and marketing expenses for the third quarter increased as a percentage of sales to 11.1% from 9.6%. Year-to-date expenses, as a percentage of sales also increased to 12.2% from 10.5%, primarily due to hiring additional regional sales staff and incurring additional promotional expenses. This commitment to the market place has resulted in the development of new foodservice business that management had expected.


General and Administrative Expenses

General and administrative expenses increased slightly for the quarter, and represented approximately 9.1% of sales. Year-to-date expenses, as a percentage of sales were 11.6% in the 2001 period, compared with 10.7% in the 2000 period. The Company remains committed to its practice of controlling such expenses.


Income from Operations

Income from operations of $555,101 for the third quarter was 10.9% of sales compared to 15.1% for the corresponding quarter last year. The results for the nine months were $820,211, or 7.2% of sales while last year it represented 10.9% of sales. This was primarily due to increased expense related to the plant expansion, increased freight and storage costs and increased selling, marketing expenses and administrative expenses.


Other Income (Expense)

Interest expense, is larger than in the prior year due to the Company financing a portion of the plant upgrade.


Provision for Income Taxes

The effective tax rate in the current year of 29.0% is less than normal due to the Company recognizing the benefit of a research and development tax credit covering several prior years.


Net Income

Net income for the quarter was $405,947, or 8.0% of sales, compared to $449,257, or 9.5% for last year. The net income for the nine months was $569,034, or 5.0% of sales, compared to $762,297, or 6.8% for last year. Net income in fiscal 2001 is less than in the corresponding periods last year for the reasons explained above. Management believes that the anticipated sales growth facilitated by the plant expansion and additional investment in the marketplace will result in increased margins. Since May 2001, the Company has generated record sales volumes each month.



Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of July 31, 2001, there were no borrowings under the Company's bank line of credit. The uncollateralized bank line remains in place and permits borrowings of up to $2,000,000 subject to the Company being in compliance with certain ratios and negative covenants. Interest would be charged at the bank's basic commercial lending rate. In July 2001 the line was renewed for two years.

Accounts receivable at July 31, 2001 was approximately $1,156,000 compared with $1,145,000 at July 2000, and $997,000 at October 31, 2000. The increase in receivables is due to the increase in recent sales.

Inventories were stable at July 31, 2001 and October 31, 2000 valued at $2,423,826 and $2,497,413 respectively.

At July 31, 2001, the Company had working capital of approximately $3,002,000 compared with $3,202,000 at October 31, 2000. The decrease from October is primarily due to the increase in trade payables, income taxes payable and the current portion of long-term debt related to the plant upgrade.

The Company believes its existing assets, bank lines, and cash generated from operations will be sufficient to fund the Company's operations for at least the next twelve months.

During the nine months ended July 31, 2001, the Company purchased 392 shares of its common stock on the open market, and 23,000 shares related to stock options exercised by certain employees. In the comparable period last year, the Company purchased 34,900 shares of its common stock on the open market, and 37,000 shares related to stock options exercised by certain employees.



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

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    September 14, 2001                 By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    September 14, 2001                 By:   /s/ W. Douglas Caudell

                                            W. Douglas Caudell,
                                            Chief Financial Officer