Form 10-K
period 2001-10-31
YOCREAM INTERNATIONAL INC
filed 2002-01-29
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  Form 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001.

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

                             YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,647,000 at January 14, 2002, based upon the average bid and asked prices of the common stock on that date.

At January 14, 2002 there were 2,258,398 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

                                                Part of Form 10-K into
Document                                          which Incorporated

Portions of Proxy Statement for
2002 Annual Meeting of Shareholders                    Part III




                          TABLE OF CONTENTS


PART I                                                                 Page

Item 1.     BUSINESS.....................................................4
Item 2.     PROPERTIES..................................................13
Item 3.     LEGAL PROCEEDINGS...........................................14
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14


PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS................................14
Item 6.     SELECTED FINANCIAL DATA.....................................15
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................16
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA........................................................21
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................21


PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT..................................................21
Item 11.    EXECUTIVE COMPENSATION......................................21
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.......................................21
Item 13.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS................................................21



PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.....................................22



SIGNATURES..............................................................24






                                 PART I

Forward Looking Statements

This report on Form 10K includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Company's ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Company's products; and the Company's ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its co-packing relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Company's operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

Item 1:  BUSINESS

General

YOCREAM INTERNATIONAL, INC. (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to International Yogurt Company, Inc. In 1999, the Company changed its name to its present name. The Company makes, markets and sells frozen yogurt, sorbet, custard, smoothie, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. These products are sold to a variety of businesses and outlets, including convenience stores, restaurants, hospitals, school districts, food distributors, military installa-tions, yogurt shops, fast food chains, discount club warehouses, business and industry locations, and other types of outlets. The Company's primary branded product is YOCREAM(registered trademark) frozen yogurt, which is distributed and sold nationwide. The Company also produces YOCREAM BLENDER SMOOTHIES, YOCREAM FRUIT BLENDER SMOOTHIES and SORBET TOO, YOCREAM DISPENSER SMOOTHIES, and premium, lowfat, or nonfat ice creams. The Company's general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry

The YOCREAM brand frozen yogurt and smoothie products produced by the Company constitute only a portion of the relevant frozen dessert, snack and beverage industry. The industry produces a diverse range of products, many of which compete directly with the Company's YOCREAM frozen yogurt and smoothie products.

Many types of foodservice outlets make available to the public the Company's YOCREAM frozen yogurt and smoothie products, as well as other manufacturer's frozen yogurt products and frozen dessert and snack items. Many outlets offer competing products of several manufacturers. The retail consumer may obtain the Company's products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to discount club warehouse types of facilities, as well as from many medium-sized businesses. Foodservice outlets or institutions, such as restaurants, hospitals and school districts, typically offer frozen desserts and snacks of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts and snacks are often viewed as premium products, and are somewhat resistant to finely-tuned price competition. However, larger institutional customers for frozen dessert and snack products often enter into contracts on the basis of price, distribution capabilities, or product quality. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

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

Frozen yogurt and smoothie products have gained wider acceptance by a greater variety of demographic groups than when first introduced to the frozen yogurt marketplace. The Company believes that frozen dessert and snack products appeal to and are purchased by persons of all age groups and both sexes. The claims of certain manufacturers related to the healthfulness of their products may also increase the acceptance of those frozen dessert and snack products.

The Company

YOCREAM International, Inc. operates within the health oriented frozen dessert, snack, and novelty segments of the frozen dessert industry. Focus is placed on manufacturing superior quality products (e.g. frozen yogurt, organic, smoothies, etc.) for regional, national, and worldwide foodservice and retail markets. YOCREAM International, Inc.'s expertise in nationwide distribution, foodservice sales/marketing, R&D (e.g. new product development) and manufacturing is enhanc-ed through leveraging strategic alliances and/or joint ventures (e.g. the Dannon Company, Inc. and Cascadian Farm [see Marketing Strategy section below]). These relationships are developed to increase volume growth and profitability of the Company. YOCREAM International, Inc.'s foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which YOCREAM manufactures private label products are provided outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

The Company's marketing strategy is designed to build both its YoCream brand, as well as its private brand and copack manufacturing business. The primary marketing strategy has been to build YOCREAM brand awareness and consumer loyalty to its products. The Company offers a broad range of frozen yogurt, custard, ice cream and smoothies products positioned as premium quality providing a value to the consumer for healthy desserts and beverages. These product features and other benefits, including high counts of live active cultures in its yogurt products, are promoted to customers and consumers through financially conservative advertising and promotional methods. The Company also considers the broad distribution of its products critical to sales growth, with its products available nationwide and in 9 countries. The Company also markets its private brand and copacking business through developing strategic relation-ships and promoting its product development expertise, as well as its manufact-uring flexibility and logistics services. (See Manufacturing Process section for further details).

In 1989, the Company began a concerted effort to obtain copacking and private label business, and was successful in becoming the supplier of soft frozen yogurt to Price Club. See Distribution and Significant Customers section for additional history with this customer and its successor, Costco Wholesale. In 1993, the Company was also successful in obtaining a contract to co-pack the organically grown, All Fruit Sorbet produced for Cascadian Farm, currently a majority owned subsidiary of General Mills. In November 1994, Cascadian Farm extended its contract with the Company to include organic frozen yogurt and ice cream lines.

In efforts to increase brand recognition in the Northwest, the Company entered into a signage/sponsorship agreement with the Oregon Arena Corporation, owner of the Rose Garden Arena in Portland, Oregon in January 1996. The Rose Garden Arena is the principal home arena for the National Basketball Association fran-chise for the Portland Trail Blazers. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt, sorbet, and soft serve ice creams and smoothies within the Arena.

In 1996, the Company began a nationwide introduction of four ounce, single-serve cups of nonfat frozen yogurt and non-dairy sorbet products. These products were introduced under the Company's own brand of "Soft Scoop by YOCREAM" and under SYSCO's nationwide "Cool N' Classy" brand. The Company is the only supplier to SYSCO for this product.

In May 1997, the Company expanded its product line to include YOCREAM BLENDER SMOOTHIES, which featured dairy and non-dairy base mixes, with recipes for blender operation. While smoothies have been available for some time, the market in 1997 exploded. According to an industry report, the number of juice/smoothie bars increased by 30% in 1997. The trend is being driven by the American consumer's interest in finding healthy foods that are satisfying and tasty. Key foodservice operators like Smoothie Island, Burgerville, Coffee People, and Taco Del Mar became YOCREAM BLENDER SMOOTHIES customers.

In March 1998, the Company added to its smoothie line and introduced YOCREAM DISPENSER SMOOTHIES, are an all natural complete fruit smoothie mix to be dispensed from a smoothie machine or beverage dispenser and requiring no additional fruit, ice, or juice. This smoothie line has been developed for high-volume operators like concession stands, dining halls, and "all you can eat" restaurant operators, many of which would have operational difficulties mixing, chopping, and measuring ingredients prior to blending the final smoothie product. YOCREAM DISPENSER SMOOTHIES can be dispensed in a few seconds, while it may take minutes to make a smoothie with a blender. DISPENSER SMOOTHIES are now available nationwide and in 9 countries.

Continuing to market the Company's manufacturing capabilities, in August 1998, the Company entered into an agreement to copack for Life Source Nutrition Solutions. Their products include a 16-ounce vitamin fortified smoothie and an 8 ounce vitamin fortified hard pack frozen yogurt cup.

In fiscal 1999, the Company developed a dispenser smoothie for Costco Wholesale. This product has been exceptionally well received and has significantly contri-buted to the growth of the Company's sales.

In fiscal 1999, the Company began distribution of a high quality line of refrig-erated, bottled smoothies for the specialty retail grocery market. In fiscal 2000 sales of this product were suspended until such time as the Company completed its new bottling line. The bottling line was completed in fiscal 2001, and the Company is in the process of evaluating possible bottled products.

In fiscal 2000, the Company developed a high quality coffee latte freeze for

Costco Wholesale. After undergoing market tests in fiscal 2001, this product is currently in the process of being rolled out. It is expected that this process will occur over the next two years, and that the impact on the Company's sales volume could be as much as the dispenser smoothie product that was developed for Costco in 1999.

Continuing its efforts to increase brand recognition, in October 2000, the Company entered into a signage/sponsorship agreement with the Jazz Basketball Investors, Inc (DBA Utah Jazz), owner of the Delta Center in Salt Lake City, Utah. The Delta Center is the principal home arena for the National Basketball Association franchise for the Utah Jazz. Certain advertising rights are granted under the agreement as well as exclusivity regarding the sale of frozen yogurt within the Center.

In April 2001, the Company entered into an alliance with The Dannon Company, Inc. to supply soft frozen yogurt to Dannon's foodservice customers. Under the terms of this alliance, Dannon agreed to endorse YOCREAM and assist in intro-ducing the Company to the former brokers and distributors. This alliance has enabled the Company to enter new markets and access national and international accounts, which the Company had not been able to penetrate in the past. The Dannon Company, Inc. is a leading national producer of yogurt products in the United States with corporate headquarters in Tarrytown, NY, and plants in Minster, OH; Fort Worth, TX; and West Jordan, UT. With a strong commitment to high-quality, wholesome, nutritious, and innovative products, Dannon produces about three million cups of yogurt each day in nearly 100 flavors, styles and sizes.

In October 2001, the Company announced that the alliance with The Dannon Company, Inc. was expanded, beyond selling frozen yogurt to Dannon foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line will be Dannon/YoCream and will include more than forty flavors of soft serve frozen yogurt. The co-branded line, which will utilize YOCREAM formulas and include non-fat, low fat, no sugar added flavors, is expected to be available nationally by mid-2002 through traditional food service distributors. The strength of the Dannon name along with YOCREAM's concentration on the foodservice or on-premise marketplace is expected to offer significant opportunities for increased sales and market share. The new brand will be promoted extensively to consumers /end-users through the introduction of new merchandising materials and promotions. Management believes that the two companies are similar in philosophy, and both companies' yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

The Company's sales and marketing organization consists of a Director of Sales and Marketing who directs the Regional Sales Managers, who in turn work with 22 independent foodservice broker organizations and a network of distributors on a nationwide basis. The Company's Director of National Accounts and Branding works with a recently added National Accounts Manager and two specialty brokers. Together they facilitate expanding the Company's national accounts, including military and government foodservice sales. The Company also has a Manager of Club Store and International Sales. International sales are selectively pursued based on ease of distribution and profitability. Marketing and sales abroad are currently occurring in Mexico, Italy, Australia, Spain, and to a limited degree, several other South American Countries.

The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce and distribute unique high quality and good-for-you products.

Merchandise

The Company makes, markets and sells frozen yogurt in premium, lowfat, nonfat and sugar-free flavors; smoothies in a variety of flavors; non-dairy sorbet in a variety of flavors; organic yogurt; organic ice cream; ice cream; frozen custard, and other frozen desserts and snacks. These frozen products are available in liquid mix form, and some are available in hard pack form. The Company also has the ability to produce bottled smoothie products.

The Company sells the soft serve yogurt liquid mix to food service customers who dispense it through a soft serve frozen dessert machine. This product is also available in an unflavored natural form which permits the customer to add desired flavors. In fiscal years 2001, 2000, and 1999 the soft serve liquid mix accounted for approximately 50%, 49%, and 51%, respectively of the Company's case sales.

The Company sells dispenser and blender smoothie liquid mixes to foodservice customers who dispense the product through either frozen dessert machines or blenders. In fiscal years 2001, 2000, and 1999, the smoothie mixes accounted for approximately 40%, 39%, and 32%, respectively of the Company's case sales.

The Company also sells hard pack yogurt, sorbet and ice cream products to food-service customers. In fiscal years 2001, 2000, and 1999 the hard pack products accounted for approximately 10%, 12%, and 17%, respectively of the Company's case sales.

All of the YOCREAM and YOGURT STAND products are certified Kosher.

YOCREAM FROZEN YOGURT is the Company's flagship brand. This premium soft frozen yogurt is made with the highest quality ingredients, using a special recipe that produces a smooth and creamy taste. YoCream Frozen Yogurt is crafted with one of the highest counts of beneficial live active yogurt cultures (Lactobacillus Bulgaricus, Streptococcus Thermophilus, and Lactobacillus Acidophilus). It is available in more than 40 flavors in Nonfat, Premium and No Sugar Added (sweetened with aspartame) varieties.

YOCREAM ICE CREAM is produced by the Company to fill the needs of the tra-ditional soft serve "Ice Cream" loving consumer. This reduced fat line includes a 6% vanilla and the three classic flavors, strawberry, chocolate and vanilla, with a 4.5% butter fat content.

YOCREAM FROZEN CUSTARD is the latest addition to the Company's soft serve line. Made from rich cream and real eggs, Vanilla Custard Cream and Chocolate Custard Cream are premium 10% butterfat products. Traditionally, frozen custard requires the operator to use batch freezers and then hand dip the product from a freezer case. YoCream Frozen Custard has been specially formulated to dispense from standard soft serve equipment with a minor temperature adjustment, thereby saving labor and equipment expense for operators.

YOGURT STAND FROZEN YOGURT is a lower cost line of products designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Company's products includes four flavors and a plain mix that can be flavored by the end user. There are also several special order flavors available.

SORBET by YOCREAM is a product developed by the Company in 1995. It is a high quality non-dairy product produced in several flavors in hard pack and soft serve form. It is now marketed and packaged as YOCREAM BLENDER SMOOTHIES AND SORBET TOO (see below).

SOFT SCOOP by YOCREAM is a product introduced to the marketplace in 1992. This hard pack frozen yogurt is specially formulated to be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry packaged in single serve four ounce cups.

YOCREAM BLENDER SMOOTHIES were introduced in May 1997. These products are available in both yogurt and fruit formulations. The base mixes may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix.

YOCREAM DISPENSER SMOOTHIES were introduced to the marketplace in March 1998. This concept utilizes all natural, nonfat fruit and yogurt mixes designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product is ready to shake and pour into the dispenser and does not require the addition of fruit, ice or juice.

Other products manufactured by the Company include organic sorbets and ice creams that are packed under a customer's private label brand.

As of January 14, 2002, the Company had available for sale the following products and flavors under its own YOCREAM or YOGURT STAND brand name:


YOCREAM FROZEN YOGURT      YOCREAM                    YOCREAM
Premium Soft Serve         Fruit Blender              Soft Scoop - 4 Ounce
Mix                        Smoothies
                           (and Sorbet, too)          Very Berry Sorbet
Cheesecake Supreme                                    Very Berry Sorbet/Vanilla
Dutch Chocolate            Kiwi Strawberry Splash        Frozen Yogurt Swirl
French Vanilla             Very Berry                 Vanilla Frozen Yogurt
Milk Chocolate             Lemony Lime                Chocolate Frozen Yogurt
Peanut Butter              Mango Tango                Strawberry Frozen Yogurt
Praline 'n Cream           Orange Burst
White Vanilla              Margarita Mix

YOCREAM FROZEN YOGURT     YOCREAM                     YOCREAM FREE
Nonfat Soft Serve         Yogurt Blender              No Sugar Added
Mix                       Smoothies                   Frozen Yogurt

                           Chai                       Blueberry
Alpine Vanilla             Coffee                     Cafe au Lait
Apple Spice                Vanilla                    Chocolate
Blueberry Burst                                       Rasberry
Butter Brickle                                        Strawberry
Cable Car Chocolate                                   Vanilla

Cappuccino                 YOCREAM                    YOGURT STAND
Cherry Almond              Fruit Dispenser            Nonfat Soft Serve
Chocolate Classic          Smoothies                  Frozen Yogurt
Chocolate Cheesecake
Country Vanilla            Berry Banana               Boysenberry
Egg Nog                    Cranberry Blueberry        Cheesecake
English Toffee             Guava Rasberry             Chocolate
Fancy French Vanilla       Island Breeze              French Vanilla
Georgia Peach              Mango Sunrise              Lemon Merinque
"Holiday" Chocolate Mint   Orange Squeeze             Milk Chocolate
Irish Mint                 Tropical                   Orange Squeeze
Island Banana                                         Plain
Kahlua                                                Strawberry
Luscious Lemon                                        Sweet Peach
Milk Chocolate                                        Vanilla

New York Cheesecake        YOCREAM                    YOCREAM
New York Cheesecake        Yogurt Dispenser           Ice Cream
Outrageous Orange          Smoothies                  Soft Serve
Peanut Butter
Pecan Praline              Chai                       Chocolate  4.5 % B.F.
Peppermint Stick           Chocolate                  Strawberry 4.5 % B.F.
Pina Colada                Coffee                     Vanilla    4.5 % B.F.
Pistacho                   French Vanilla             Vanilla    6.0 % B.F.
Pumpkin                    Island Breeze

Root Beer Float            Mocha
Very Strawberry
Very Boysenberry           YOCREAM                    YOCREAM
Very Raspberry             SOFT SERVE                 Ice Cream
White Chocolate            FROZEN CUSTARD             Shake Base
   Macadamia
                           Chocolate Cream             Vanilla
                           Vanilla Cream

In Mid-2002, when the Dannon / Yocream cobrand is introduced, the above YOCREAM soft serve frozen yogurt (premium and nonfat), and YOCREAM FREE products will be distributed under the cobrand label.

Manufacturing Process

All of the manufacturing and packaging of the Company's products for both domes-tic and international sales occurs at its plant in Portland, Oregon. Product for international markets is containerized for export. Through mid fiscal 2000, the Company utilized a Canadian dairy as a co-packer for production of its products for the Canadian market. The Company is not presently copacking in Canada, but may do so again in the future.

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

The manufacturing plant has four distinct packaging operations than can be
operated simultaneously based on demand.   One operation is for the filling of
half gallon gable top containers for soft serve products. A second line packages hard packed yogurt, ice cream and sorbet products in quarts, pints and 4 ounce cups. Within these two operations are a multitude of packaging sizes, styles, and finished casing capabilities along with a full range of condiments that can be added to the finished products. A third packaging line handles bag-in-box applications for our dispenser smoothie line. Lastly, the bottling line can package liquid products in plastic or glass containers ranging from 6 ounce to 32 ounce bottles. Management estimates that plant utilization is approximately 42%, after the plant upgrade described below.

In January 2001, the Company completed a major upgrade of its plant facilities, as part of the Company's commitment to its customers and to the market place. The project more than doubled the Company's throughput capabilities, automated a number of production processes, and upgraded bottling and bag-in-box packaging capabilities. This allows YOCREAM to serve the increasing requirements of its existing customers, develop products for new markets, and expand the Company's copacking capabilities to match the development of "virtual" companies that do not have their own production facilities. The project included expanded R&D facilities, a "tank farm" on the outside of the plant to store product and to allow for more efficient use of internal space for larger capacity processing equipment, and separate production lines which enable the Company to more efficiently package wet mix, hard pack, bottled, and bag-in-box products. The project also included a new state-of-the-art CIP sanitation system, to assure high standards of sanitation and food safety. At the same time, the Company upgraded its management information system. This included installation of an MRP (Material Resource Planning) system that will assist in the continuing process of reducing costs and inventories while increasing the Company's efficiencies and assuring that product quality is consistently maintained.

The manufacture and sale of the Company's products are subject to the jurisdic-tion of a variety of regulatory authorities, including, but not limited to federal, state, county and city agencies administering laws and regulations relating to health, labor, and the food industry. The Company is also subject to periodic inspections of its facilities by federal, state and local governmental agencies, as well as by customers who may request a plant audit conducted by certified independent companies.

The Company's Quality Assurance Department is staffed with two full time micro-biologists and a degreed sanitarian. The Company also maintains comprehensive quality assurance standards including a strong HACCP (Hazard Analysis Critical Control Point) program, utilization of GMP's (Good Manufacturing Practices), and an ingredient and finished product tracing system. Quality Assurance insures that the most stringent levels of regulatory compliance are maintained, meeting and exceeding all inspection standards including, but not limited to USDA, FDA, Military Standards, food safety audits, export requirements, and organic certifications. Additionally it is the Company's practice to follow a comprehensive inspection program, modeled after the American Institute of Baking
(AIB) standards for dairies.

The Company believes that it is in compliance with applicable government regula-tions, and that the strength of its quality assurance program has been validated by the high ratings achieved on several independent audits performed during fiscal 2001.

Inventory and Backlog

The Company is primarily a make-to-stock operation with a relatively short cycle time, hence we do not have a significant production backlog. The Company strives to maintain a low level of raw materials inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Company's products throughout the United States. With the implementation of demand planning and forecasting based on history, it is expected that the Company will be able to reduce inventories of raw and finished goods.

Distribution and Significant Customers

The Company's products are distributed nationwide and in 9 countries. Distribu-ion is facilitated by buyer pick up or by transportation arranged by the Company. The Company's products are generally shipped on refrigerated trucks to all domestic locations.

While the Company has experienced growth in all customer classifications, reven-ues derived from its largest customer, Costco Wholesale, represented 64%, 63%, and 61% of total sales in the years ended October 31, 2001, 2000, and 1999 respectively. In fiscal year 1989, the Company began selling soft serve frozen yogurt to Price Club. After the merger between Costco and Price Club, Costco chose the Company's soft serve frozen yogurt, over that of competitors, for its food courts. During 1998, Costco selected YOCREAM to develop a very berry smoothie to be offered in its food courts. During 2001, Costco again selected YOCREAM to develop a coffee latte freeze to be offered in its food courts. Due to the consistently high-level of quality and customer acceptance of these products and the efficient operation of Costco's food courts, there has been a significant increase in its sales. Further-more, the longevity of this relationship is due to various factors, including YOCREAM's distribution system and responsiveness to Costco's operational and logistical requirements. Another significant factor is the field support program that has been implemented in cooperation with an independent broker. The support program includes an intensive sampling of yogurt and smoothie products at all new warehouse openings. Management is determined to maintain the quality of service that supports the longevity of this relationship and expects that its business with Costco will continue to grow. In fiscal 2001, sales to Costco grew by 7%, while sales to the Company's other foodservice customers grew by approximately 9%.


Research and Development

The Company's research and development related activities include the develop-ment of new flavors, the improvement of existing flavors, refinement of manu-facturing processes and the development of new products. In addition to activities related to YoCream products, services are also used to develop proprietary products for larger customers, or assist with the development of production formulas for copacking customers. Research also occurs on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Furthermore, the Company has conducted activities regarding non-fat and no sugar added products and various novelty items. The Company has also developed a line of yogurt beverages including yogurt-juice and yogurt-coffee combinations. Recent accomplishments include a custom blended coffee smoothie for a national account, development of soy protein products, and formulas and packaging final-ized for an extended shelf life smoothie beverage. The Company's development activities occur at the Portland, Oregon facility. Total research and develop-ment expenditures for the year ended October 31, 2001, was approximately $269,000, compared with $454,000, and $326,000 for the years ended October 31, 2000 and 1999.

Advertising and Promotion

During the year ended October 31, 2001 such expenses totaled approximately $327,000 representing 2.1% of net sales. These compare to $294,000, or 2.0% of net sales in 2000; and $310,000, or 2.2% of net sales in 1999.

The Company seeks to increase sales and improve brand recognition through financially conservative advertising and promotional methods. The Company's promotional strategy for their direct customers, distributors and food service accounts, includes distributor programs, trade shows, and select media placement in trade publications. Operator/retailer, promotional strategy also includes trade publication advertising as well as support of distributor promotions and Company case stuffers. Consumer/end-user promotional strategy includes in-store merchandising, or four-walls-marketing. High profile sponsorships also continue to improve brand recognition with prominent and highly visible affiliations, such as the NBA Portland Trailblazers and the Utah Jazz.

Seasonality

The Company's sales and earnings are somewhat seasonal with a greater percent-age occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained and because of purchases from new customers concentrated in the warmer climate areas.

Suppliers

The primary ingredients in the Company's smoothie and yogurt products are a var-iety of fruits and raw milk. The Company presently has one primary supplier for the pasteurized fruit ingredients used in its smoothie products. Other pasteur-ized fruit ingredients are purchased from a number of companies nationwide based upon the Company's strict quality standards. Suppliers of the raw milk utilized by the Company are mostly based in the Pacific Northwest and obtain that raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical, the Company prefers local suppliers. After the raw milk is received, it is pasteurized at the Company's plant before the milk becomes the primary ingredient in the Company's yogurt products. The Company's largest supplier of raw milk supplied approximately 93% of the Company's needs in fiscal year 2001 and the second largest supplier provided approximately 7%. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.

Competition

The Company's products constitute a portion of a greater market, which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Company's products is very competitive because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert prod-ucts. Many of the companies that produce products that compete with those of the Company are substantially larger and have significantly greater resour-ces. Increased competition from the established manufacturers and distributors of frozen desserts, snacks and beverages can be expected in the future.

The Company competes against different sets of manufacturers for each product it markets. The Company's principal competitors for soft serve frozen yogurt products include Colombo (General Mills), Freshens and Yogen Fruz / Eskimo Pie. Chief smoothie product competitors include Colombo, Frutazza, Island Oasis, and Parrot Ice. In addition to the large primary competitors identified, the Company competes with numerous small local and regional companies.

The Company's products have a history of being recognized in the marketplace for their high quality. In July 1989, the Chicago Tribune listed YOCREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. YOCREAM customers have continued this recognition. And on May 11, 2000, the Miami New Times rated YOCREAM as the Best Frozen Yogurt and commented "Fortunately science finally has come up with YOCREAM. This stuff is super rich, extra creamy, and (Seinfeld fans take note) fat free!" Through the Company's national system of brokers and distributors the Company believes it competes effectively. Price and quality competition, however, has become intense in certain geographical areas. The Company has responded to price competition from regional dairies with its lower-priced products under the Yogurt Stand label and to competition on quality with its YOCREAM brand products. While the Company has experienced competitive success in the past, no assurance can be given that the Company will continue to compete successfully against other available products.

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

Trademarks and Trade Names

The Company registered as a trademark the name of its primary product, YOCREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Company's products use that basic trade name with other words or designations, such as YOCREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO," "PURE PLEASURE," "YOGURT STAND," "PURE PLEASURE, PURE FOOD, PURE ENVIRONMENT," "IT'S A BELIEF, IT'S A LIFESTYLE," "SOFT SCOOP" "YO CAFFE'" "SMOOTH AND TASTY", and "FRUITQUAKE". The Company has registered or intends to register these trade-marks in the United States and may register the trademark YOCREAM in other foreign countries.

Employees

The Company employed 52 persons at October 31, 2001, all of whom were full-time (35 hours per week or more.) None of the Company's employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Company's sales representatives manage a network of national and regional foodservice brokers. These are independent brokers and paid by commis-sions on sales. The Company has never experienced a labor strike or work stoppage.


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

The lease of the Company's production and office facilities expired on May 14, 1994 and the Company exercised its option to purchase the property. In order to preserve capital, the Board of Directors decided that the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. In fiscal year 1998, Pente Investments agreed to fund a 4,200 square foot facility to provide for needed office space. The current lease as amended has a remain-ing term of approximately 11 years and provides for a base rent of $15,600 per month for the next year and then increasing at approximately 3% per year thereafter.

During 1999, the Company leased, from an unrelated party, approximately 5,500 square feet of additional dry warehouse space in a nearby facility. This lease expires in July 2002.

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


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 2001.


                                 PART II


Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

        STOCKHOLDERS MATTERS.


The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 14, 2002, there were 2,258,398 shares of the common stock outstanding and there were 158 shareholders of record estimated to represent approximately 900 beneficial holders based on the number of individual participants in security position listings. On January 14, 2002 the closing bid and asked prices were $3.83 and $4.08, respectively.

The following table sets forth the high and low closing prices for quarterly periods in the two twelve month periods ended October 31, 2001 and October 31, 2000, as reported by Nasdaq Stock Market:


     Twelve months Ended October 31, 2001              High         Low

          August 1, 2001   -  October 31, 2001        $4.00        $3.00
          May 1, 2001      -  July 31, 2001            3.93         3.20
          February 1, 2001 -  April 30, 2001           3.97         3.13
          November 1, 2000 -  January 31, 2001         3.88         3.25

     Twelve months Ended October 31, 2000              High         Low

          August 1, 2000   -  October 31, 2000        $4.00        $3.00
          May 1, 2000      -  July 31, 2000            4.06         3.06
          February 1, 2000 -  April 30, 2000           4.75         3.50
          November 1, 1999 -  January 31, 2000         6.00         3.63


The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company's capital assets.


Item 6: SELECTED FINANCIAL DATA.

The following selected financial data set forth below as of October 31, 2001, 2000 and for each of the three years in the period ended October 31, 2001 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 1999, 1998, and 1997 and for each the two years in the period ended October 31, 1998, are derived from financial statements not included herein.

                                             October 31

Balance Sheets               2001           2000         1999          1998          1997
Total Current Assets      $4,930,738    $4,372,804    $4,637,304    $3,356,445    $3,380,607

Total Assets               9,589,769     7,426,575     7,356,915     6,555,657     5,810,593

Long-Term Debt             1,037,024       125,073       201,238       162,605       222,975

Shareholders' Equity       6,818,348     6,130,492     5,351,730     4,451,320     3,185,918

                                   For the Years Ended October 31,

Statements of Income         2001           2000         1999          1998          1997
Sales (1)                $15,882,540   $15,088,532   $14,259,358   $10,206,524    $8,677,547

Income from
   Operations              1,125,081     1,542,737     1,468,445       616,079       386,318


Income before Taxes        1,021,193     1,572,918     1,424,066       502,703       274,546

Income Tax Provision
   (Benefit) (2) (3)         268,000       548,000       406,000      (200,000)     (159,000)

Net Income                   753,193     1,024,918     1,018,066       702,703       433,546

Earnings per Common
   Share-Basic                   .33           .45           .44           .31           .20

Earnings per Common
   Share-Diluted                 .33           .45           .43           .30           .19

<F1>
(1) As a result of EITF 00-14, "Accounting for Sales Incentives", and EITF 00-25 Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, the cost of sales incentive programs presently classified as sales and marketing expenses, will be reclassified as a reduction of sales beginning in the first quarter of 2002. This reclassification will have no effect on net income as previously reported.
<F2>
(2) Income tax benefit in fiscal years 1998 and 1997 related to reevaluations of the benefit of net operating loss carryforwards. As of fiscal 2000, the Company has fully utilized all of the net operating loss carryforwards.
<F3>
(3) The effective tax rate of 26.3% in fiscal 2001 is less than a normal rate of approximately 38% due to realizing the benefit of research and development tax credits relating to several prior years.




Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

 Sales

The Company's sales were $15,882,540, $15,088,532, and $14,259,358, for the years ended October 31, 2001, 2000, and 1999, respectively, and represented increases of 5.3% in 2001 and 5.8% in 2000. The increases in 2001 were approx-imately evenly split between volume related increases in the sales of yogurt and smoothie products, with a slight decrease in copacking revenues. The breakdown of revenues is approximately 56% yogurt products, 43% smoothie products, and 1% copacking.

Although fiscal 2001 sales were impacted by the downturn in the economy, food-service sales in the last half of the year were up 18%, which resulted in this group's sales for the year increasing approximately 9%. This outpaced the results for the industry, primarily as a result of the Company's strategic alliance with the Dannon Company, Inc., which began in July 2001, and the expansion of the Company's field sales personnel. The Dannon alliance provided the Company with several new brokers and distributors in previously untapped markets. It also facilitated accessing national and international accounts that had not been penetrated in the past. The upgrade of the Company's plant was also a factor in bringing about the alliance, and supporting the growth in sales for the year.

In October 2001, the Company announced that the alliance with the Dannon Company was expanded, beyond selling yogurt to Dannon's foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line will be Dannon / YoCream and will include more than forty flavors of soft serve frozen yogurt. The co-branded line, which will utilize YoCream formulas and include non-fat, low fat, and no sugar added flavors, is expected to be available nationally by mid-2002 through traditional food service distributors. The strength of the Dannon name along with YoCream's concentration on the foodservice or on-premise marketplace is expected to offer significant oppor-tunities for increased sales and market share. Management believes that the two companies are similar in philosophy, and both company's yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

Sales to Costco Wholesale (domestic) increased approximately 7% as a result of new store openings, innovative programs and the roll out of a high quality new coffee latte freeze product. Sales were impacted by a decrease in prices. Based on initial results, the new coffee latte is expected to be as significant as the original berry smoothie, with complete rollout expected to spread over two years. International sales were down for the year.

The favorable sale trend from the fourth quarter, with sales up 16.4%, has continued into the new year with sales for the first two months up 30% over the same period in the prior year. This is exceptional performance during what would normally be the slowest season of the year. It is also exceptional considering the special challenges created by the tragedy of September 11 and the general downturn in the economy.

The Company is also in the process of aggressively pursuing additional copacking business, and evaluating the market for another bottle smoothie product.

Cost of Sales

The cost of sales, as a percentage of revenues, were 68.9%, 67.6%, and 68.8% in 2001, 2000, and 1999 respectively. Costs increased in 2001 as a result of increases in ingredients, transportation, and utility costs, as well as by increases in depreciation and lease payments related to the plant upgrade project completed in January 2001. Costs decreased in 2000, primarily due to improvements in supply chain management, production efficiencies, and from increased volume.

Ingredients used in the Company's products are agricultural products subject to price risk. The Company attempts to minimize this risk by entering into con-tracts to cover its annual production requirements. During 2001 when certain contracts matured, the Company experienced significant increases in the costs of vanilla, cocoa, and liquid sugar. Competitive conditions limit the ability to pass on these cost increases. However, management is aggressively pursuing alternatives to significantly reduce logistic costs. Furthermore, the Company's research and development department is studying alternatives to high cost ingredients while maintaining its strict commitment to quality. The Company also expects economies of scale to accompany sales increases.

In fiscal 2002, management is currently in the process of studying alternatives for reducing logistics costs.

Gross Profit

Gross profit margins were 31.1%, 32.4%, and 31.2% in 2001, 2000, and 1999.
Margins decreased in 2001 as a result of the pressure on sales prices, and the increase in cost of sales. Margins increased in 2000 as a result of the improvement in costs described above.

Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 2001, 2000, and 1999 were 12.6%, 11.1%, and 11.8%, respec-
tively. Such expenses are generally related to the level of revenues and marketing activities. The increase in 2001 relates to the addition of regional sales personnel and related expenses, expenses related to acquiring the Dannon business, royalty payments to Dannon, and by increases in rebates and promo-tional expenses. The expenses for the two prior years were level, as a percentage of sales, primarily due to the stability of expenses for the Company's in-house sales and marketing staff.

Since the end of fiscal 2001, the Company has added a national accounts manager to facilitate expansion of its military and government business obtained through the initial agreement with Dannon, and the development of other national account business that is expected as a result of the Dannon / Yocream co-brand agreement.

General and Administrative Expenses

General and administrative expenses for the years ended October 31, 2001, 2000, and 1999, as a percentage of revenues, were 11.5%, 11.1%, and 9.1%, respec-tively. Overall general and administrative expenses have increased over the three-year period, primarily due to increases in personnel costs, professional fees, and various other administrative expenses.

Income from Operations

Income from operations for the years ended October 31, 2001, 2000, and 1999 was $1,125,081, $1,542,737, and $1,468,445, respectively. As a percentage of revenues, income from operations was 7.1%, 10.2%, and 10.3%, respectively. The results for 2001 were impacted by the Company's commitment to expand its sales organization and intensify its marketing programs. Management believes, however, that such expenditures have contributed to the growth in foodservice sales, and were it not for the downturn in the economy, sales and income from operations would have been higher. The results were also affected by the increase in cost of sales described above. The results for 2000 were level with 1999, even though sales and gross margins increased, because of the increase in administrative expenses described above.

Other Income (Expense)

Interest expense increased in 2001 as a result of the term loan in June 2001 associated with the plant upgrade project. Over the last two years construction interest capitalized amounted to $5,300 in 2001, and $20,600 in 2000.

Other expense of $71,470 in fiscal 2001, primarily represents a provision for loss on disposition of surplus equipment.

Income before Income Taxes

Income before taxes for the years ended October 31, 2001, 2000, and 1999 was $1,021,193, $1,572,918, and $1,424,066, respectively. In comparison to the prior year, income before income taxes was down 35.1% in 2001 and up 10.5% in 2000, for the reasons described above.

Provision for Income Taxes

In 1999, as a result of the substantial increase in operating results, the Company recognized the remaining benefit of the net operating losses, which occurred prior to 1995, in the amount of $106,000 and recorded a tax provision of $406,000, net of the above benefit. The tax provision primarily represented a reduction in the deferred tax asset for the NOL's that have been utilized to offset taxes that would otherwise be payable.

In 2000, the Company utilized the remaining federal and state net operating loss carryforwards aggregating approximately $1,116,000 and $321,000, respectively to reduce taxes payable, and recorded a tax provision of $548,000. The tax provis-ion primarily represents a reduction in the deferred tax asset.

In 2001, the tax provision was reduced by research and development tax credits of approximately $145,000 relating to several years.

The effective tax rate was 26.3%, 34.8% and 28.5% in 2001, 2000 and 1999,

respectively. The effective rates are less than the expected rate of 38.4% primarily due to the recognition of the remaining NOL benefit described above and federal tax credits. In the future, the Company expects that its provision for income taxes will be at or near the applicable federal and state statutory rates.

Net Income

Net income for the years ended October 31, 2001, 2000, and 1999 was $753,193, $1,024,918, and $1,018,066, respectively. Net income, as a percentage of sales, was 4.7%, 6.8%, and 7.1% in each of the three years. In addition to the factors described above, management believes that operating results would have been even greater for the last two years were it not for the diversion of the major capital project, and the focus on establishing the strategic alliance with the Dannon Company, Inc., and the general downturn in the economy.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

During the three years ended October 31, 2001, the Company entered into oper-ating leases relating to certain assets utilized in its production process.
(See Note M of the Notes to Financial Statements for a description of these off-balance sheet lease commitments.)

As a result of the significant increase in sales and operating results over the last three years, the Company has experienced a corresponding increase in cash flow. EBITD (earnings before interest, taxes and depreciation) was approx-imately $1,665,000, $1,954,000, and $1,833,000 in 2001, 2000, and 1999, respec-
tively. As a result the Company was able to payoff its bank line of credit in mid-1999, finance approximately 50% of the plant upgrade expenditures in 2001 and 2000, and increase cash and cash equivalents.

At October 31, 2001, the Company has an unused bank line of credit of $2,000,000. The current agreement matures in July 2003, and provides for interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days.

At October 31, 2001, the Company also has a $1,307,000 term loan, which was arranged to partially finance the plant upgrade project. The facility provides for payments over five years with interest at 30-day LIBOR plus 200 basis points, with the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit, and is collateralized by the plant project assets and other existing equipment and fixtures as of June 30, 2001. The lender has agreed to release its security interest in the other equipment and fixtures after the outstanding balance is reduced to $700,000, provided that the ratio of the loan to appraised value of the collateral is equal to or less than .70 to 1.00.

Accounts receivable at October 31, 2001 and 2000 were approximately $1,039,000, and $997,000, respectively. This increase is primarily attributable to the increase in sales compared to the fourth quarter of last year.

Inventories at October 31, 2001 and 2000 were approximately $2,474,000, and $2,497,000, respectively.

Working capital at October 31, 2001 and 2000 was approximately $3,196,000, and $3,202,000, respectively.

The Company leases its offices and production facilities. The lease has a remaining term of approximately 11 years with renewal provisions and provides for a base rent of $187,000 annually for the next year and then increases at approximately 3% per year thereafter. (See Note M of Notes to Financial Statements for a description of the terms).

The Company's capital expenditures for the years ended October 31, 2001, 2000, and 1999 were approximately $2,245,000, $1,090,000, and $216,000, respectively.
Expenditures in the last two years include approximately $2,833,000 relating to the plant upgrade project.

The Company is in the process of evaluating its capital expenditure plans for fiscal 2002, which are not expected to exceed $800,000. The Company believes that adequate financing can be arranged, including an equipment financing facility with its primary lender.

During the three years ended October 31, 2001, 2000, and 1999 the Company repurchased 45,592, 98,710, and 72,800 shares, respectively of its common stock. It has been the Company's practice to purchase shares of its stock from time to time, and the Company expects to continue this practice in fiscal 2002, pursuant to a board approved plan. The Company also purchases stock for its required contributions to the Company's 401(k) Employee Savings Plan and Trust. (See Note G of Notes to Financial Statements for a further explanation).

The Company believes its existing assets, bank lines, and cash flow from oper-ations will be sufficient to fund the Company's operations for at least the next twelve months.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is submitted as Appendix A to this report.


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION REGARDING MANAGEMENT AND DIRECTORS" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 11:  EXECUTIVE COMPENSATION.

The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.


Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.


Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

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

    vi Incorporated by reference from the Company's Registration statement on Form S-8, dated August 7, 1996

    vii Incorporated herein by reference from the Company's Annual Report form 10-K for the fiscal year ended
               October 31, 1998.

    viii Incorporated herein by reference from the Company's Quarterly report form 10-Q for the quarter ended
               April 30, 1999.

    ix         Incorporated by reference from the Company's
               Quarterly report from 10-Q for the quarter ended
               April 30, 2000.


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

YOCREAM INTERNATIONAL, INC.	                       Dated:  January 29, 2002


By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ John N. Hanna						Dated:  January 29, 2002
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

By:  /s/ David J. Hanna						Dated:  January 29, 2002
     David J. Hanna
     President and Director

By:  /s/ James S. Hanna						Dated:  January 29, 2002
     James S. Hanna
     Director

By:  /s/Carl G. Behnke						Dated:  January 29, 2002
     Carl G. Behnke
     Director

By:  /s/ Joseph Hanna						Dated:  January 29, 2002
     Joseph Hanna
     Director

By:  /s/ Craig Tall						Dated:  January 29, 2002
     Craig Tall
     Director

By:  /s/ William J. Rush					Dated:  January 29, 2002
     William J. Rush
     Director

By:  /s/ W. Douglas Caudell					Dated:  January 29, 2002
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


EXHIBIT 23.1



                 CONSENT OF INDEPENDENT ACCOUNTANTS


We have issued our report dated December 20, 2001, accompanying the consolidated financial statements included in the annual report of YoCream International, Inc. on Form 10-K for the year ended October 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statements of YoCream International, Inc. on Forms S-8 (File No. 333-09695, effective August 26, 1996, and File No. 333-59960, effective May 1, 2001).


                                             \s\ GRANT THORNTON LLP

Portland, Oregon
January 28, 2002










                                      C O N T E N T S


                                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           1


FINANCIAL STATEMENTS


   BALANCE SHEETS                                                            2

   STATEMENTS OF INCOME                                                      3

   STATEMENT OF SHAREHOLDERS' EQUITY                                         4

   STATEMENTS OF CASH FLOWS                                                  5

   NOTES TO FINANCIAL STATEMENTS                                             6






            Report of Independent Certified Public Accountants


Board of Directors and Shareholders
YOCREAM International, Inc.

We have audited the balance sheets of YOCREAM International, Inc. as of October 31, 2001 and 2000, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YOCREAM International, Inc. as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                              \s\ GRANT THORNTON LLP

Portland, Oregon
December 20, 2001




                               YOCREAM International, Inc.

                                    BALANCE SHEETS

                                      October 31,


                                                         2001              2000
				ASSETS

Current assets

   Cash and cash equivalents                      $ 1,161,661       $   719,139
   Trade accounts receivable, net of allowance
      for doubtful accounts of $28,500 in 2001
      and $20,586 in 2000                           1,039,003           997,076
   Inventories                                      2,473,538         2,497,413
   Other current assets                               256,536           159,176

         Total current assets                       4,930,738         4,372,804

Fixed assets, net                                   4,344,981         2,706,420
Deferred income taxes                                   5,000            54,000
Intangible and other long-term assets, net            309,050           293,351

                                                  $ 9,589,769       $ 7,426,575

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt              $   344,676       $   106,675
   Accounts payable                                 1,142,398           880,882
   Income taxes payable                               122,175            68,996
   Other accrued liabilities                          125,148           114,457

         Total current liabilities                  1,734,397         1,171,010

Long-term debt, less current portion                1,037,024           125,073

         Total liabilities                          2,771,421         1,296,083

Shareholders' equity
   Preferred stock, no par value, 5,000,000
      shares authorized, none issued or outstanding       -                 -

   Common stock, no par value,
      30,000,000 shares authorized                 4,797,204          4,862,541
   Retained earnings                               2,021,144          1,267,951

         Total shareholders' equity                6,818,348          6,130,492

                                                 $ 9,589,769        $ 7,426,575




The accompanying notes are an integral part of these statements.
                               YOCREAM International, Inc.

                                   STATEMENTS OF INCOME

                              For the year ended October 31,


                                              2001          2000          1999

Sales                                 $ 15,882,540  $ 15,088,532  $ 14,259,358

Cost of goods sold                      10,943,022    10,196,307     9,814,338

         Gross profit                    4,939,518     4,892,225     4,445,020

Selling and marketing expenses           1,994,780     1,680,963     1,677,435
General and administrative expenses      1,819,657     1,668,525     1,299,140

         Income from operations          1,125,081     1,542,737     1,468,445

Other income (expense)
   Interest income                          22,806        34,477         9,795
   Interest expense                        (55,224)       (4,296)      (70,375)
   Other, net                              (71,470)          -          16,201

         Income before income taxes      1,021,193     1,572,918     1,424,066

Income tax provision                       268,000       548,000       406,000

         NET INCOME                    $   753,193  $  1,024,918  $  1,018,066


Earnings per common share - basic      $      0.33  $       0.45  $       0.44


Earnings per common share - diluted    $      0.33  $       0.45  $       0.43


Shares used in basic earnings
   per share                             2,262,657     2,282,180     2,314,861

Shares used in diluted earnings
   per share                             2,271,186     2,303,639     2,371,351

















The accompanying notes are an integral part of these statements.


                               YOCREAM International, Inc.

                            STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         Total
                                         Common Stock        Retained Earnings  Shareholders'
                                      Shares        Amounts       (Deficit)        Equity
Balance, October 31, 1998            2,321,593    $5,226,353     $ (775,033)     $4,451,320

Net income                                 -             -        1,018,066       1,018,066
Stock options exercised                 60,500       221,750            -           221,750
Repurchase of common stock             (72,800)     (370,830)           -          (370,830)
Tax benefit of options exercised           -          31,424            -            31,424

Balance, October 31, 1999            2,309,293     5,108,697        243,033       5,351,730


Net income                                 -             -        1,024,918       1,024,918
Stock options exercised                 52,000       112,350            -           112,350
Repurchase of common stock             (98,710)     (396,606)           -          (396,606)
Tax benefit of options exercised           -          38,100            -            38,100

Balance, October 31, 2000            2,262,583     4,862,541      1,267,951       6,130,492


Net income                                 -             -          753,193         753,193
Stock options exercised                 43,000        84,350            -            84,350
Repurchase of common stock             (45,592)     (173,092)           -          (173,092)
Tax benefit of options exercised           -          23,405            -            23,405

Balance, October 31, 2001            2,259,991    $4,797,204     $2,021,144      $6,818,348

<F1>
The accompanying notes are an integral part of these statements.



                               YOCREAM International, Inc.

                                STATEMENTS OF CASH FLOWS

                              For the year ended October 31,

                                                  2001        2000        1999

Cash flows from operating activities
  Net income                                $  753,193  $1,024,918  $1,018,066
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization              588,996     377,298     338,739
    Loss (Gain) on disposal of equipment        72,302         -       (16,201)
    Deferred income taxes                       49,000     413,000     351,000
    Change in assets and liabilities
      Accounts receivable                      (41,927)     64,542    (153,869)
      Inventories                               23,875     128,749    (709,037)
      Other assets                            (135,388)     17,995      11,727
      Accounts payable                         228,518    (648,850)    595,906
      Other accrued liabilities                 63,869      21,848      65,897

          Net cash provided by operating
            Activities                       1,602,438   1,399,500   1,502,228


Cash flows from investing activities
  Proceeds from disposal of equipment              -           -        52,116
  Expenditures for fixed assets             (2,244,531) (1,089,513)   (215,571)

          Net cash used in investing
            Activities                      (2,244,531) (1,089,513)   (163,455)

Cash flows from financing activities
  Net decrease in note payable to bank             -           -      (782,800)
  Proceeds from issuance of long-term debt   1,400,000         -       150,000
  Principal payments on long-term debt        (250,048)    (82,100)    (96,731)
  Repurchase of common stock                  (173,092)   (396,606)   (370,830)
  Proceeds from exercise of stock options      107,755     150,450     221,750

          Net cash provided by (used in)
            financing activities             1,084,615    (328,256)   (878,611)

          Net increase (decrease) in
            cash and cash equivalents          442,522     (18,269)    460,162

Cash and cash equivalents, beginning of year   719,139     737,408     277,246

Cash and cash equivalents, end of year      $1,161,661  $  719,139  $  737,408






The accompanying notes are an integral part of these statements.



                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YOCREAM International, Inc. (the Company) was incorporated on January 14, 1977 in the state of Oregon. The Company manufactures and wholesales frozen yogurt deserts, snacks and beverages primarily, under the name "YO CREAM". Sales are made primarily throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.


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

              Plant equipment                       10-25 years
              Office equipment and furnishings       3-10 years
              Leasehold improvements                 5-14 years

4.  Supplemental Cash Flow Information

The Company made cash interest payments of $60,570, $24,897 and $76,761 for the years ended October 31, 2001, 2000, and 1999, respectively. Income taxes paid for the years ended October 31, 2001 and 2000 totaled $142,415 and $24,860, respectively. There were no income taxes due or paid during the year ended October 31, 1999.

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


                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.  Financial Instruments

The carrying values of the Company's financial instruments consisting of cash and cash equivalents, accounts receivable and payable, approximate fair value because of the relatively short maturity of these instruments. The carrying value of notes payable and long-term debt approximate fair values based upon the interest rates available to the Company for similar instruments.

7.  Earnings Per Share (EPS)

Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.

8.  Shipping and Handling Costs

Shipping and handling costs are classified as part of cost of sales.

9.  Recent Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of account-ing be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company believes the adoption of SFAS 141 will have no impact on its financial statements.

SFAS No. 142 establishes new standards of accounting for goodwill and other intangible assets and, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will be continue to be amortized over that period. The Company expects to adopt SFAS 142 for the first quarter ending January 31, 2002. The Company believes the adoption of SFAS 142 will have no impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.




                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.

In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the Financial Accounting Standards Board, issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of EITF 00-14 in November 2000 and in April 2001. EITF 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of when the revenue is recognized or when the sales incentive is offered, and reported as a reduction of revenue. The Company is required to adopt EITF 00-14 in the first quarter of fiscal 2002. Upon application of EITF 00-14, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-14. While it is expected that EITF 00-14 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations. Currently, given the guidance of EITF 00-14, the Company anticipates reclassifying certain of its sales incentives, primarily consisting of rebates, as a reduction of sales rather than as a sales and marketing expense.

In April 2001, the EITF issued EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor's products or promotion of sales of the vendor's products by the retailer or wholesaler. This guidance generally requires these costs to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF 00-25 in the first quarter of fiscal 2002. Upon application of EITF 00-25, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF 00-25. While it is expected that EITF 00-25 will have an impact on the Company's financial statements, the impact is expected to be limited to the classification of revenue and expense items within the statements of operations. Currently, given the guidance of EITF 00-25, the Company anticipates reclassifying third party rebates as a reduction of sales rather than as a sales and marketing expense.

The Company believes the adoption of EITF No. 00-14 and EITF No. 00-25 will result in a reclassification that will decrease previously reported net sales and previously reported sales and marketing expense by approximately $264,000 in 2001 and $147,000 in 2000. The Company does not believe that the adoption of EITF No. 00-14 and EITF No. 00-25 will have a material effect on net income of the Company.






                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following at October 31,:
                                                         2001            2000

      Finished goods                               $ 1,931,184     $ 1,462,374
      Raw materials                                    329,512         814,735
      Packaging material and supplies                  212,842         220,304

                                                   $ 2,473,538     $ 2,497,413

NOTE C - FIXED ASSETS

Fixed assets consist of the following at October 31,:
                                                         2001            2000

      Machinery and equipment                      $ 5,795,983     $ 3,068,437
      Office equipment and furnishings                 218,947         126,687
      Leasehold improvements                         1,154,415         832,268
      Construction in process                           80,201       1,101,766

                                                     7,249,546       5,129,158

      Less accumulated depreciation
        and amortization                            (2,904,565)     (2,422,738)

                                                   $ 4,344,981     $ 2,706,420

Depreciation and amortization expense related to the Company's fixed assets aggregated $567,759, $366,763 and $326,594, for the years ended October 31, 2001, 2000, and 1999.

During the year ended October 31, 2000, the Company began a major renovation of its production facilities. Through October 31, 2000 the project has been financed with cash flows from operations, a term loan facility, and operating leases. The plant upgrade project was completed in January 2001.

During the year ended October 31, 2001, the Company borrowed $1,400,000 under a secured term loan facility with its bank to finance approximately 50% of the project. The facility provides for payments over five years with interest at 30 day LIBOR plus 200 basis points, with the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit (see Note E), and is collateralized by the plant upgrade project assets and other existing equipment and fixtures as of June 30, 2001. The lender has agreed to release its security interest in the other equipment and fixtures after the outstanding balance is reduced to $700,000, provided that the ratio of the loan to appraised value of the collateral is equal to or less than .70 to 1.00.

At October 31, 2001, the Company had a commitment to acquire $400,000 of production equipment with bank financing arranged with terms similar to the secured term loan facility.





                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE D - INTANGIBLE AND OTHER LONG-TERM ASSETS

Intangible assets consist of trademarks, principally "YoCream" with a cost basis of $258,318. Accumulated amortization associated with intangible assets totaled $150,828 and $139,582 at October 31, 2001 and 2000, respectively.

As of October 31, 2001 and 2000, the Company had made deposits totaling $62,021 and $62,021 related to the leases of various equipment and its produc-tion and office facility and had investments in insurance policies of $136,003 and $109,058, respectively. These items are included in intangible and other long-term assets in the accompanying balance sheet.

NOTE E - NOTE PAYABLE TO BANK

The Company has an uncollaterialized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the bank's commercial lending rate, 5.5% at October 31, 2001. The line is subject to renewal by July 2003. There were no amounts drawn on this line at October 31, 2001 or October 31, 2000.

The line of credit contains certain financial covenants including covenants related to the ratio of senior liability (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits the amount of common stock which can be repurchased by the Company. At October 31, 2001, the Company was in compliance with all of these ratios and covenants.

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at October 31,:
                                                         2001             2000
Industrial development loan,
  payable in monthly installments
  of $1,202 through April 2002,
  including interest at  8%,
  collateralized by certain equipment                 $    -        $   22,179

Note payable in monthly installments of $943
  through October 2003, including interest at
  6.6%, without collateral                             20,058          104,547

Note payable to a bank in monthly installments
  of $4,709 through October 2002, including
  interest at prime less .25% (5.25% at
  October 31, 2001) without collateral.                54,976          105,022

Note payable to a bank in monthly installments
  of $23,333 through June 2006, plus interest
  at 30-day LIBOR plus 2%(4.64% at October 31,
  2001), collateralized by plant project assets
  and other existing equipment.                     1,306,666              -

                                                   $1,381,700          231,748

Less portion due within one year                     (344,676)        (106,675)

                                                   $1,037,024       $  125,073


                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

The principal portion of long-term debt is payable as follows:

          Year ending
          October 31,

             2002                                       $   344,676
             2003                                           290,357
             2004                                           280,000
             2005                                           280,000
          Thereafter                                        186,667

                                                        $ 1,381,700

NOTE G - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust (the Plan) which requires the Company to make contributions to the Plan in the amount of 3% of eligible employee compensation. The Plan allows that the required contributions may be invested in common stock of the Company. The Company made Contributions to the Plan of approximately $51,000 and $50,200 during the years ended October 31, 2001 and 2000, respectively. The Company's required contributions to the Plan were approximately $36,000 for the year ended October 31, 1999. During 1999, the Company made additional discretionary contributions in the amount of $22,000.

Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the Plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contri-butions to this Plan.

NOTE H - STOCK OPTION PLANS

In September 1987, the Company established a nonqualified Stock Option Plan (the
Plan) for key employees. The Plan provided for the granting of options to purchase shares of common stock at a price not less then 85% or more than 100% of the fair market value per share as of the date of the grant. Options were exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. All options have been granted with an exercise price equal to the fair market value of the Company's common stock on the grant date. This plan terminated prior to the October 31, 1998.

A summary of option transactions relating to the Stock Option Plan for key employees is as follows:

                                              Shares             Weighted
                                               Under              Average
                                              Option           Exercise Price

   Balance, October 31, 1998                  37,500              $ 4.00
     Exercised                               (37,500)               4.00

   Balance, October 31, 1999                     -


                               YOCREAM International, Inc.

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

NOTE H - STOCK OPTION PLANS - Continued

A summary of option transactions relating to the Stock Option Plan for nonemployee directors is as follows:
                                              Shares             Weighted
                                               Under              Average
                                              Option           Exercise Price

   Balance, October 31, 1998                  45,000               $ 2.65
     Exercised                               (15,000)                3.75

   Balance, October 31, 1999                  30,000                 2.09
     Exercised                               (15,000)                2.31

   Balance, October 31, 2000                  15,000                 1.87
     Exercised                               (15,000)                1.87

   Balance, October 31, 2001                     -

In January 1994, the Company's Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this Plan. At October 31, 2001, there were no shares available under the plan for future grants. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 2001 these options had exercise prices ranging from $2.12 to $4.00 and a weighted average remaining contractual life of approximately 2 years.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:
                                              Shares             Weighted
                                               Under              Average
                                              Option           Exercise Price

   Balance, October 31, 1998                 129,000               $ 2.79
     Exercised                                (8,000)                1.94

   Balance, October 31, 1999                 121,000                 2.84
     Granted                                  53,000                 4.00
     Exercised                               (37,000)                2.10
     Expired                                  (7,000)                2.12

   Balance, October 31, 2000                 130,000                 3.54
     Granted                                     -
     Exercised                               (23,000)                1.75
     Expired                                     -

   Balance, October 31, 2001                 107,000                 3.93
                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

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

A summary of option transactions relating to the 2000 Stock Option Plan is as follows:
                                              Shares             Weighted
                                               Under              Average
                                              Option           Exercise Price

Balance, October 31, 2000                        -
  Granted                                     70,000                $3.21
  Exercised                                   (5,000)                3.21

Balance, October 31, 2001                     65,000                 3.21

At October 31, 2001, there were 202,000 shares of common stock reserved for issuance under the Company's stock option plans.

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Company's net income and net income per share would approximate the pro forma amounts below:
                                                 2001        2000        1999

Net income, as reported                    $  753,193  $1,024,918  $1,018,066
Net income, pro forma                      $  671,743  $  917,962  $  967,466
Diluted net income per common
  share, as reported                       $     0.33  $     0.45  $     0.43
Diluted net income per common
  share, pro forma                         $     0.30  $     0.40  $     0.41

The weighted-average fair value of options granted during the years ended October 31, 2001 and 2000 were $1.35 and $2.56, respectively. There were no options issued during 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions in 2001 and 2000, respectively: no dividends; expected volatility of 42% and 73%; risk-free interest rate of 3.91% and 5.03%, and an expected life of 5 years.




                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE I - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31,:
                                                     Weighted
                                                     Average        Per-Share
                                   Income             Shares          Amount
                                 (Numerator)      (Denominator)
1999
  Basic earnings per share
    Income available to
      common stockholders        $1,018,066         2,314,861         $0.44

  Effect of dilutive securities         -              56,490
    Stock options

  Diluted earnings per share
    Income available to
      common stockholders        $1,018,066         2,371,351         $0.43


2000
  Basic earnings per share
    Income available to
      common stockholders        $1,024,918         2,282,180         $0.45

  Effect of dilutive securities
    Stock options                       -              21,459

  Diluted earnings per share
    Income available to
      common stockholders        $1,024,918         2,303,639         $0.45


2001
  Basic earnings per share
    Income available to
      common stockholders        $  753,193         2,262,657         $0.33

  Effect of dilutive securities
    Stock options                       -               8,529

  Diluted earnings per share
    Income available to
      common stockholders        $  753,193         2,271,186         $0.33











                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE J- MAJOR CUSTOMERS

Revenues derived from the Company's largest customer represents 64%, 63% and 61% of total revenues in the years ended October 31, 2001, 2000 and 1999.

NOTE K - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred. For the years ended October 31, 2001, 2000 and 1999 advertising costs aggregated approximately $327,000, $294,000 and $310,000, respectively.

NOTE L - INCOME TAXES

The provision for income taxes for the years ended October 31, consists of the following:

                                            2001         2000         1999
    Current                           $  219,000   $  135,000   $   55,000
    Deferred                              49,000      413,000      351,000

                                      $  268,000   $  548,000   $  406,000


The effective tax rate differed from the statutory federal tax rate due to the following:

                                                 Year ended October 31,

                                               2001       2000       1999

    Statutory federal tax rate (graduated)     34.0%      34.0%      34.0%
    State taxes, net of federal benefit         3.8        3.7        3.8
    Change in valuation allowance               -          -         (9.3)
    Tax credits                               (10.5)       -          -
    Other                                     ( 1.0)      (2.9)       -

                                               26.3%      34.8%      28.5%




















                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE L - INCOME TAXES - Continued

Deferred tax assets (liabilities) consist of the following at October 31,:

                                                       2001         2000

    Net operating loss carryforwards              $     -      $     -
    Accrued expenses                                 18,800       10,200
    Allowance for doubtful accounts                  10,900        8,000
    Inventory                                        22,100       15,000
    Federal tax credits                                 -         17,000
    Fixed assets and other                          (46,800)       3,800

    Net deferred tax asset                            5,000       54,000

    Deferred tax liabilities                            -            -

    Net noncurrent deferred tax asset             $   5,000    $  54,000

Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. As of October 31, 2001 and 2000, the Company has not recorded an allowance against deferred tax assets.


NOTE M - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

The Company leases its production and office facilities under an operating lease agreement. The building is owned by a company whose owners are the Company's chief executive officer and its president (both of whom are also shareholders of the Company) and certain other shareholders of the Company.

In addition, the Company leases equipment under noncancelable operating leases with unrelated third parties.

Minimum lease payments required under these operating leases are as follows:

          Year ending
          October 31,

             2002                                     $   451,707
             2003                                         423,571
             2004                                         421,961
             2005                                         356,639
             2006                                         310,114
          Thereafter                                    1,361,384

                                                       $3,325,376










                               YOCREAM International, Inc.

                              NOTES TO FINANCIAL STATEMENTS

NOTE M - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES -
	 Continued

Operating lease expense under the related party lease for the years ended October 31, 2001, 2000, and 1999 approximated $187,000, $177,000 and $172,000, respectively. Lease expense, exclusive of related parties, was approximately $321,000, $232,000 and $83,000 for the years ended October 31, 2001, 2000, and
1999. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statements of income.


NOTE N- QUARTERLY FINANCIAL DATA (UNAUDITED)


Quarterly financial data for the two years ending October 31, 2001 is as follows:

                                                            Basic      Diluted
                                Gross             Net      Earnings   Earnings
   2001            Sales        Profit          Income     Per Share  Per Share

1st quarter    $ 2,774,158   $   899,797     $    69,958     $  0.03    $  0.03
2nd quarter      3,589,884     1,062,726          93,129        0.04       0.04
3rd quarter      5,094,099     1,585,718         405,947        0.18       0.18
4th quarter      4,424,399     1,391,277         184,159        0.08       0.08

               $15,882,540   $ 4,939,518     $   753,193     $  0.33    $  0.33


                                                            Basic      Diluted
                                Gross             Net      Earnings   Earnings
   2000            Sales        Profit          Income     Per Share  Per Share

1st quarter    $ 2,838,025   $   872,264     $    76,023     $  0.03    $  0.03
2nd quarter      3,736,716     1,196,960         237,015        0.10       0.10
3rd quarter      4,714,157     1,542,611         449,259        0.20       0.20
4th quarter      3,799,634     1,280,390         262,621        0.12       0.12

               $15,088,532   $ 4,892,225     $ 1,024,918     $  0.45    $  0.45