Form 10-Q
period 2002-01-31
YOCREAM INTERNATIONAL INC
filed 2002-03-18
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended January 31, 2002.

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


                              (503) 256-3754
             (Registrants Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	  X  		NO	_____

The number of shares outstanding of the registrant's common stock, as of the latest practicable date is:

                       Class:  Common stock outstanding at
                      February 22, 2002:  2,255,818  shares









                          YOCREAM INTERNATIONAL, INC.

                                  CONTENTS


                                                                  Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                     3-7

       Balance Sheets as of January 31, 2002,                     3
       (unaudited) and October 31, 2001

       Statements of Income for the                               4
       Three Months ended January 31, 2002
       and 2001 (all unaudited)

       Statements of Cash Flows for the                           5
       Three Months ended January 31, 2002
       and 2001 (all unaudited)

       Notes to Financial Statements                              6-7

Item 2.  Management's Discussion and Analysis of			8-11
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings						      11

Item 2.  Changes in Securities						11

Item 3.  Defaults upon Senior Securities				      12

Item 4.  Submission of Matters to a Vote of				12
          Security Holders

Item 5.  Other Information						      12

Item 6.  Exhibits and Reports on Form 8-K                         12



SIGNATURES                                                        12















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           YOCREAM INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                              January 31,       October 31,
                                                 2002              2001
       ASSETS                                 (unaudited)

Current assets
    Cash and cash equivalents                 $  646,410        $1,161,661
    Accounts receivable, net                     685,469         1,039,003
    Inventories                                2,568,844         2,473,538
    Other current assets                         388,480           256,536

       Total current assets                    4,289,203         4,930,738

Fixed assets, net                              4,615,088         4,344,981
Deferred tax asset                                   -               5,000
Intangible and other long-term assets, net       312,500           309,050

                                              $9,216,791        $9,589,769

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt         $  331,166        $  344,676
    Accounts payable                             759,253         1,142,398
    Income taxes payable                           5,915           122,175
    Other accrued liabilities                     81,532           125,148

Total current liabilities                      1,177,866         1,734,397

Long-term debt, less current portion           1,121,247         1,037,024
Deferred tax liability                            10,500               -

       Total liabilities                       2,309,613         2,771,421

Shareholders' equity
Preferred stock, no par value,
   5,000,000 shares authorized
   none issued or outstanding                    -                 -
Common stock, no par value,
   30,000,000 shares authorized;
   2,257,598 shares outstanding at
   January 2002, and 2,259,991
   outstanding at October 2001                 4,782,533         4,797,204
Retained earnings                              2,124,645         2,021,144

       Net shareholders' equity                6,907,178         6,818,348

                                              $9,216,791        $9,589,769


The accompanying notes are an integral part of the financial statements.




                           YOCREAM INTERNATIONAL, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

              For the three months ended January 31, 2002 and 2001




                                                     2002           2001

Sales                                             $3,361,716     $2,743,186

Cost of sales                                      2,344,704      1,896,574

            Gross profit                           1,017,012        846,612

Selling and marketing expenses                       407,783        338,509

General and administrative expenses                  430,883        404,809

            Income from operations                   178,346        103,294

Other income (expenses)
     Interest income                                   4,061         10,264
     Interest expense                                (14,306)           -

     Income before income taxes                      168,101        113,558

Income tax provision                                  64,600         43,600

            Net income                            $  103,501     $   69,958



Earnings per common share - basic                 $      .05     $      .03

Earnings per common share - diluted               $      .05     $      .03

Shares used in basic earnings per share            2,259,101      2,262,348

Shares used in diluted earnings per share          2,264,281      2,280,016
















The accompanying notes are an integral part of the financial statements.


                           YOCREAM INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

               For the three months ended January 31, 2002 and 2001
                                  (Unaudited)


                                                       2002           2001


Cash flows from operating activities:
   Net income                                       $  103,501     $   69,958
   Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                    132,868         86,604
      Deferred income taxes                             15,500         (1,400)
      Change in assets and liabilities
  Accounts receivable                                  353,534        319,782
  Inventories                                          (95,306)       353,939
  Other assets                                        (138,180)       (77,767)
  Accounts payable                                    (383,145)       (41,333)
  Income taxes payable                                (116,260)           -
  Other accrued liabilities                            (43,616)        50,428

             Net cash provided (used) in              (171,104)       760,210
               operating activities

Cash flows from investing activities:
   Expenditures for plant and equipment               (400,189)    (1,294,803)

             Net cash used in investing activities    (400,189)    (1,294,803)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt            156,500            -
   Principal payments on long-term debt                (85,787)       (25,844)
   Proceeds from exercise of stock options              11,380            -
   Repurchase of common stock                          (26,051)        (1,399)
     Net cash provided (used) in financing
        activities                                      56,042        (27,243)

     Net decrease in cash and
        Equivalents                                   (515,251)      (561,836)

Cash and equivalents, beginning of period	           1,161,661        719,139

Cash and equivalents, end of period                 $  646,410     $  157,303











The accompanying notes are an integral part of the financial statement.


                           YOCREAM INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accord-ance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 2001.

Note B - Accounting for Certain Sales Incentives

In accordance with the provisions of Emerging Issues Task Force (EITF) pronouncement 00-14,which provides guidance regarding timing of recognition of income and income statement classification of costs incurred for certain sales incentives, the Company has reclassified the cost of sales rebates, as a reduction of sales, rather than as a sales and marketing expense. For the three months ended January 31, 2002 and 2001, this amounted to $61,112 and $30,971, respectively. This had no effect on reported earnings.

Note C - Reclassifications

Certain amounts previously reported as general and administrative expense in the prior year have been reclassified to cost of goods sold to conform to the current years presentation. This reclassification had no material effect on reported operating results.

Note D - Inventories

Inventories consist of the following:
                                          January 31,       October 31,
                                             2002              2001

Finished goods					$1,966,035		$1,931,184
Raw materials					   352,414		   329,512
Packaging materials and supplies		   250,395		   212,842
							$2,568,844		$2,473,538



Note E - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits bor-rowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2003. There were no borrowings outstanding at January 31, 2002, or October 31, 2001.




NOTES TO FINANCIAL STATEMENTS - Continued


The Company has arranged a finance lease facility with its bank, which permits borrowings of up to $425,000 to finance equipment. The lease agreement provides for payments over seven years with interest at 30 day LIBOR plus 200 basis points. The agreement also provides the option to fix the rate during the term. At January 31, 2002, long-term debt includes $156,000 of obli-gations, which the Company intends to borrow under this facility. As allowed under SFAS No. 6, Classification of Short-Term Obligations Expected to
Be Refinanced, this amount has been classified as long-term at January 31, 2002.

Note F - Capitalized Interest

During the three months ended January 31, 2001, $5,300 of interest was capitalized relating to the plant upgrade project.

Note G - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 2002 and 2001:


                                        Three Months Ended January 31, 2002

                                     Net Earnings      Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings                           $103,501       2,259,101      $   .05

Effect of dilutive securities                             5,180           -

Diluted earnings per share             $103,501       2,264,281      $   .05




                                        Three Months Ended January 31, 2001

                                     Net Earnings      Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount

Basic earnings per share:

Net earnings                           $ 69,958       2,262,348      $   .03

Effect of dilutive securities                            17,668           -

Diluted earnings per share             $ 69,958       2,280,016      $   .03









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Companys management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Companys financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, indicated by the forward-looking statements. These risks and uncertainties include the Companys ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Companys ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Companys products; and the Companys ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its co-packing relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Companys operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

Results of Operations

Sales

Yocreams primary focus is on the manufacture, marketing and sales of superior quality frozen yogurt, sorbet, smoothie, custard and ice cream products in a variety of premium, lowfat, and nonfat flavors in either non-organic or organic formulations. The Company also co-packs similar products for other companies. Due to the nature of these products, sales are subject to seasonal fluctua-tions, with the winter months being the slowest season of the year.

The Companys sales were $3,362,000, and $2,743,000 for the first fiscal quarter ending January 31, 2002 and 2001, respectively, and represented an increase of 22.5%. The exceptional sales growth experienced in the first quarter of 2002 has been broad-based with increases in all categories of the Companys business: club store, foodservice and co-packing.

In accordance with the provisions of Emerging Issues Task Force (EITF) pronouncement 00-14, which provides guidance regarding timing of recognition of income and income statement classification of costs incurred for certain sales incentives, the Company reclassified the cost of sales rebates, as a reduction of sales, rather than as a sales and marketing expense. For the three months ended January 31, 2002 and 2001, this amounted to $61,000 and $31,000, respectively. This had no effect on reported earnings.

The growth in sales to Costco Wholesale (the Companys largest customer) has been due to the opening of new stores, the introduction of a new coffee latte freeze product to some of the stores, and other innovative programs which have increased same store sales of the Companys yogurt products. Based on initial results, the new coffee latte is expected to be as significant as the original berry smoothie, with complete rollout expected to spread over two years.

The growth in foodservice sales in the first quarter of 2002 is due to events that began in the second quarter of the prior year. Following the expansion of the Companys field sales personnel, and the completion of a major upgrade of its plant facility in January 2001, the Company successfully entered into a strategic alliance with The Dannon Company in April 2001. The purpose of the alliance was for Yocream to supply soft frozen yogurt to Dannons customers.
By July the alliance had provided the Company with several new brokers and distributors in previously untapped markets. It also facilitated accessing national and international accounts that had not been penetrated in the past, including military installations and governmental agencies. Along with the quality of the Company products, these events contributed to increases in foodservice sales of 18% in the last half of fiscal 2001, and 19% in the first quarter of 2002. Management expects that this trend will continue. Under the terms of the alliance agreement, Dannon receives a royalty from the sales of YoCream product to Dannon customers

The major plant upgrade project increased plant processing capacity by over 150% and provided additional manufacturing flexibility. This was a factor in bringing about the alliance.

In October 2001, the Company announced that the alliance with the Dannon Company was expanded, beyond selling yogurt to Dannons foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line will be Dannon / YoCream and will include more than forty flavors of soft serve frozen yogurt. The co-branded line, which will utilize YoCream formulas and include nonfat, lowfat, and no sugar added flavors, is expected to be available nationally by spring-2002 through traditional food service distributors. The strength of the Dannon name along with YoCreams concen-tration on the foodservice or on-premise marketplace is expected to offer significant opportunities for increased sales and market share. Management believes that the two companies are similar in philosophy, and both companies yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

The Companys strategy is to provide outstanding products and service, to continue development of new products and markets, and to aggressively seek new business relationships, such as the Dannon alliance. This is based on the belief that alliances with other reputable companies are strategic to the Companys continued growth. Furthermore, the enhanced manufacturing capabili-ties resulting from the plant upgrade project, provides the opportunity to expand the Companys copacking business. Accordingly, the Company plans to make this widely known to the industry.


Gross Profit

The gross profit was $1,017,000 and $847,000 for the first quarter of 2002 and 2001, respectively and represented a 20.1% increase. The Companys gross profit margin, as a percentage of sales, was 30.3% and 30.9% for the first quarter of 2002 and 2001, respectively. The slight decrease in the margin was due to several factors, including volume related price reductions, increased transportation costs, and an increase in rebates, which reduced net sales. Margins are expected to improve as a result of volume increases during the busier season of the year, a foodservice price increase, which was recently implemented, and the Companys continuing process to achieve improvements in supply chain management and production efficiencies.


Selling and Marketing Expenses

Selling and marketing expenses decreased, as a percentage of sales, from 12.3% to 12.1% of sales for the quarter. This was primarily due to the increase in sales.

General and Administrative Expenses

General and administrative expenses decreased, as a percentage of sales, from 15.1% to 12.8% of sales for the quarter. The decrease as a percentage of sales was primarily due to sales growth coupled with the Companys commitment to control such expenses.

Income from Operations

Income from operations was $178,000 and $103,000 for the first quarter of 2002 and 2001, respectively and represented an increase of 72.7%. This is primarily due to the increase in sales and related gross profit in the first quarter of 2002 compared to the same period in 2001. As a percentage of sales, income from operations was 5.3% and 3.8% for the first quarter of 2002 and 2001, respectively.

Provision for Income Taxes

The effective tax rate was 38.4% in both periods.

Net Income

Net income was $103,500 and $69,900 for the first quarter of 2002 and 2001, respectively and represented an increase of 47.9%. Net income as a percentage of sales increased to 3.1% of sales in the current quarter, compared with 2.6% for the same period last year for the reasons described above. Annual returns, as a percentage of sales, are historically higher than in the first quarter, because the first quarter covers the winter months.


Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of January 31, 2002, there were no borrowings under the Companys $2 million bank line of credit. The line of credit remains in place and permits bor-rowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the bank's basic commercial lending rate.

As a result of increases in income from operations and depreciation expense, the Company has experienced an increase in cash flow. EBITDA (earnings before interest, taxes and depreciation) was approximately $315,000 in the first quarter of 2002 compared with $205,000 in the first quarter of 2001.

Expenditures for plant and equipment of approximately $400,000 in the first quarter of 2002 were significantly less than the $1,295,000 spent in the same period last year because the plant upgrade project was in process last year. Expenditures in fiscal 2002 are not expected to exceed $800,000.

The Company follows the practice of repurchasing its common stock from time to time. Repurchases during the first quarter of 2002 amounted to approximately $26,000. For fiscal year 2002, the board has authorized stock repurchases of up to $250,000.

Accounts receivable at January 31, 2002 and October 31, 2001 were $685,000 and $1,039,000, respectively. This decrease of 34% is primarily attributable to the seasonally lower sales of the first quarter. The current level is slightly higher than the January 31, 2001 total of $677,000, which reflects higher sales in the current year.

Inventories at January 31, 2002 and October 31, 2001 were $2,569,000 and $2,474,000 respectively. The current dollar level is higher than the January 31, 2001 total of $2,143,000 to support the higher level of sales.

At January 31, 2002 the Company had working capital of approximately $3,111,000 compared with $3,196,000 at October 31, 2001, and $2,034,000 at January 31, 2001. The increase from January 2001 is primarily due to increases in current assets.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Companys operations for at least the next twelve months.



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

      A.   Exhibits - not applicable

      B.   Reports on Form 8-K - not applicable




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    March 18, 2002                     By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:     March 18, 2002                    By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer