Form 10-Q
period 2002-04-30
YOCREAM INTERNATIONAL INC
filed 2002-06-14
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly period ended April 30, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

                       Class:  Common stock outstanding at
                        June 10, 2002:  2,248,578 shares










                        YOCREAM INTERNATIONAL, INC.

                                CONTENTS


                                                               Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements
            Balance Sheets as of April 30, 2002	                  3
            (unaudited), and October 31, 2001

            Statements of Income for the                          4
            Three Months ended April 30, 2002 and 2001, and the Six Months ended April 30, 2002 and 2001(all unaudited)

            Statements of Cash Flows for the                      5
            Six Months ended April 30, 2002 and 2001
            (all unaudited)


            Notes to Financial Statements	                        6-8

Item 2.  Management's Discussion and Analysis of                  9-13
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                        13

Item 2.  Changes in Securities                                    13

Item 3.  Defaults upon Senior Securities                          13

Item 4.  Submission of Matters to a Vote of                       13
         Security Holders

Item 5.  Other Information                                        14

Item 6.  Exhibits and Reports on Form 8-K                         14



SIGNATURES                                                        14














PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        YOCREAM INTERNATIONAL, INC.
                              BALANCE SHEETS


                                            April 30,            October 31,
                                              2002                  2001
                                           (Unaudited)
              ASSETS
Current assets
    Cash and cash equivalents              $  563,404            $1,161,661
    Accounts receivable, net                1,323,568             1,039,003
    Inventories                             2,591,230             2,473,538
    Other current assets                      384,918               256,536


       Total current assets                 4,863,120             4,930,738

Fixed assets, net                           4,487,659             4,344,981
Deferred tax asset                                  -                 5,000
Intangible and other long-term assets, net    311,450               309,050

                                           $9,662,229            $9,589,769


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt      $  317,456            $  344,676
    Accounts payable                        1,153,684             1,142,398
    Income taxes payable                            -               122,175
    Other accrued liabilities                  98,819               125,148

Total current liabilities                   1,569,959             1,734,397

Long-term debt, less current portion        1,048,842             1,037,024
Deferred income taxes                          40,000                     -

       Total liabilities                    2,658,801             2,771,421

Shareholders' equity
Preferred stock, no par value,
  5,000,000 authorized; none issued	                -                     -
Common stock, no par value,
  30,000,000 shares authorized;
  2,250,078 and 2,262,583 shares
  issued and outstanding                    4,654,543             4,797,204

Retained earnings                           2,348,885             2,021,144

       Total shareholders' equity           7,003,428             6,818,348

                                           $9,662,229            $9,589,769




The accompanying notes are an integral part of the financial statements.


                        YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF INCOME
                                (Unaudited)




                                Three months ended         Six months ended
                                     April 30,                 April 30,

                                2002          2001         2002          2001


Sales	                      $4,593,568    $3,534,343   $7,955,284    $6,277,530

Cost of sales                3,266,356     2,554,020    5,611,061     4,450,595

   Gross profit              1,327,212       980,323    2,344,223     1,826,935

Selling and marketing
     Expenses                  460,896       399,435      868,679       737,945
General and administrative
     Expenses                  492,387       419,073      923,269       823,881

   Income from operations      373,929       161,815      552,275       265,109

Other income (expenses)
     Interest income             2,101         1,664        6,162        11,928
     Interest expense          (12,088)      (12,250)     (26,394)     (12,250)

     Other, net                ( 9,987)      (10,586)     (20,232)        (322)

Income before taxes            363,942       151,229      532,043       264,787

Income tax provision           139,700        58,100      204,300       101,700

Net income                   $ 224,242     $  93,129    $ 327,743     $ 163,087


Earnings per common share:

	Basic                       $.10          $.04         $.15          $.07

	Diluted                     $.10          $.04         $.14          $.07














The accompanying notes are an integral part of the financial statements.


                        YOCREAM INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS

                For the six months ended April 30, 2002 and 2001
                               (Unaudited)


                                                           2002        2001


Cash flows from operating activities:
   Net income                                          $  327,743  $  163,087
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization                       303,235     209,670

      Deferred income taxes                                45,000      (3,100)
      Change in assets and liabilities
         Accounts receivable                             (284,565)     59,135
         Inventories                                     (117,692)     57,245
         Other assets                                    (136,355)   (163,762)
         Accounts payable                                  11,286     644,398
         Income taxes payable                            (122,175)    (15,700)
         Other accrued liabilities                        (26,329)     (4,759)

             Net cash provided by
               operating activities                           148     946,214

Cash flows from investing activities:
   Expenditures for fixed assets                         (440,342) (2,092,994)

             Net cash used in investing
               Activities                                (440,342) (2,092,994)

Cash flows from financing activities:
   Net increase in line of credit                               -     140,000
   Proceeds from issuance of long-term debt               156,500     490,000
   Proceeds from exercise of stock options                232,780      40,250
   Principal payments on long term debt                  (171,902)    (45,679)
   Repurchase of common stock                            (375,441)    (84,774)
     Net cash provided by (used in)
        financing activities                             (158,063)    539,797

     Net decrease in cash and
        equivalents                                      (598,257)   (606,983)

Cash and equivalents, beginning of period               1,161,661     719,139

Cash and equivalents, end of period                    $  563,404  $  112,156








The accompanying notes are an integral part of the financial statements.


                        YOCREAM INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the second quarter and six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 2001.


Note B - Accounting for Certain Sales Incentives

In accordance with the provisions of Emerging Issues Task Force (EITF) pronouncement 00-14, which provides guidance regarding the timing of recognition of income, and the classification of costs incurred for certain sales incentives as a reduction of sales, the Company adopted the required accounting changes in the first quarter of fiscal 2002. Accordingly, sales rebates are presented as a reduction of sales in fiscal year 2002. Such expenses amounted to $90,108 and $151,220, respectively for the second quarter and six months ended April 30, 2002. Similar expenses in the prior year have been reclassified as a reduction of sales, rather than as a sales and marketing expense. Such expenses amounted to $55,541 and $86,513, respectively for the second quarter and six months ended April 30, 2001. This had no effect on net income as previously reported.

Note C - Reclassifications

Certain amounts previously reported as general and administrative expense in the prior year have been reclassified to cost of goods sold to conform to the current years presentation.



Note D - Inventories

                                            April 30,        October 31,
                                              2002              2001
Inventories consist of
Finished goods					$1,909,835		$1,931,184
Raw materials					   434,717		   329,512
Packaging materials and supplies		   246,678		   212,842

							$2,591,230		$2,473,538








NOTES TO FINANCIAL STATEMENTS - Continued


Note E - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2003. There were no borrowings outstanding at April 30, 2002, or October 31, 2001.

The Company has arranged a finance lease with its bank, which permits borrowings of up to $425,000 to finance equipment. The lease agreement provides for payments over seven years with interest at 30 day LIBOR plus 200 basis points. The agreement also provides the option to fix the rate during the term. At April 30, 2002, long-term debt includes $156,000 of obligations, which the Company intends to finance under this lease agreement.


Note F - Capitalized Interest

During the first quarter 2001, $5,300 of interest was capitalized relating to the plant upgrade project.


Note G - Earnings Per Share

Earnings per share is calculated as follows for the three months ended April 30, 2002 and 2001:

                                    Three Months Ended April 30, 2002

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $224,242      2,255,015       $   .10

  Effect of dilutive securities        -            14,264             -

  Diluted earnings per share       $224,242      2,269,279       $   .10


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






NOTES TO FINANCIAL STATEMENTS - Continued

Earnings per share is calculated as follows for the six months ended April 30, 2002 and 2001:

	                               Six Months Ended April 30, 2002

                                 Net Earnings       Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $327,743        2,257,058     $   .15

  Effect of dilutive securities           -            9,722        (.01)

  Diluted earnings per share       $327,743        2,266,780     $   .14



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

The Companys sales increased 30.0% to $4,594,000 for the second quarter, and increased 26.7% to $7,955,000 for the six months ended April 30, 2002, compared to the corresponding periods in 2001.

For the six months ended April 30, 2002, yogurt sales increased 25.0%, and smoothie sales increased 27.6%. Copacking revenues increased 64.9%. The increases were primarily due to an increase in cases sold.

For the six months ended April 30, 2002 and 2001, yogurt sales represented approximately 55.0% and 55.8%, respectively of net sales, and smoothies represented approximately 42.9% and 42.6%, respectively of net sales. The balance is made up of copacking revenues.

In accordance with the provisions of Emerging Issues Task Force (EITF) pronouncement 00-14, which provides guidance regarding the timing of recognition of income, and the classification of costs incurred for certain sales incentives as a reduction of sales, the Company adopted the required accounting changes in the first quarter of fiscal 2002. Accordingly, sales rebates are presented as a reduction of sales in fiscal year 2002. Such expenses amounted to $90,108 and $151,220, respectively for the second quarter and six months ended April 30, 2002. Similar expenses in the prior year have been reclassified as a reduction of sales, rather than as a sales and marketing expense. Such expenses amounted to $55,541 and $86,513, respectively for the second quarter and six months ended April 30, 2001. This had no effect on net income as previously reported.

The exceptional sales growth experienced over the last four quarters has been broad-based with increases in all categories of the Companys business: club store, foodservice and co-packing. Following the first half of fiscal 2001, which was impacted by the downturn in the economy, the Company reported sales increases of 7.9%, 14.3%, 22.5% and 30.0%, respectively.

Sales to Costco Wholesale have increased due to the opening of new stores, the introduction of a new coffee latte freeze product to some of the stores, and other innovative programs which have increased same store sales of the Companys yogurt products. Management expects that, based on initial results, sales of the new coffee latte freeze could become as significant as the original berry smoothie, with complete rollout spread over two years.

Other foodservice sales have also increased in 2002 due to events that began in the second quarter of the prior year. Following the expansion of the Companys field sales personnel, and the completion of a major upgrade of its plant facility in January 2001, the Company successfully entered into a strategic alliance with The Dannon Company in April 2001. The purpose of the alliance was for Yocream to supply soft frozen yogurt to Dannons foodservice customers. By July the alliance had provided the Company with several new brokers and distributors in previously untapped markets. It also facilitated accessing national and international accounts that had not been penetrated in the past, including military installations and governmental agencies. Under the terms of the alliance agreement, Dannon receives a royalty from the sales of YoCream product to Dannons previous customers.

The major plant upgrade project increased plant processing capacity by over 150% and provided additional manufacturing flexibility. This was a factor in bringing about the alliance.

In October 2001, the Company announced that the alliance with The Dannon Company was expanded, beyond selling yogurt to Dannons foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line will be Dannon / YoCream and will include more than forty flavors of soft serve frozen yogurt. The co-branded line, which will utilize YoCream formulas and include nonfat, lowfat, and no-sugar-added flavors, is currently in the process of being rolled out through traditional food service distributors. The strength of the Dannon name along with YoCreams concentration on the food-service or on-premise marketplace is expected to offer significant opportun-ities for increased sales and market share. Under the terms of this agree-ment, Dannon will receive a royalty from the sale of all co-branded products. Management believes that the two companies are similar in philosophy, and both companies yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

The Companys strategy is to provide outstanding products and service, to continue development of new products and markets, and to aggressively seek new business relationships, of which the Dannon alliance is an example. This is based on the belief that alliances with other reputable companies are strategic to the Companys continued growth. Furthermore, the enhanced manufacturing capabilities resulting from the plant upgrade project, provides the opportunity to expand the Companys copacking business.

On June 11, 2002, the Company announced that it had signed a two-year contract and began supplying truck-load quantities of its soft frozen custard to Runza(R) Restaurants, a 64-unit chain based in Lincoln, Nebraska. Management anticipates that this new account will generate approximately $900,000 to $1,400,000 in sales over the next 12 to 18 months.

Gross Profit

The Companys gross profit margin increased from 27.7% to approximately 28.9% for the second quarter and from 29.1% to 29.5% for the six-month periods in both years.

The improved margins in the fiscal 2002 periods are primarily due to the increase in sales volumes. Management anticipates that with expected increases in sales volumes, margins will continue to improve as a result of economies of scale.

Selling and Marketing Expenses

Selling and marketing expenses decreased, as a percentage of sales, from 11.3% to 10.0% for the second quarter, and decreased from 11.8% to 10.9% for the six months. Sales and marketing expenses in total have increased due to promotional expenses, an increase in field staff, and travel expenses related to supporting the sales expansion. Management believes that the opportunities merit the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses decreased, as a percentage of sales, from 11.9% to 10.7% of sales for the quarter, and decreased from 13.2% to 11.6% for the six months. These expenses have decreased as a percentage of sales due to the increase in sales volume. General and administrative expenses have increased in total primarily due to professional fees, insurance, and personnel related expenses.

Income from Operations

Income from operations of $374,000 for the second quarter was 8.1% of sales compared to 4.6% for the corresponding quarter last year. The results for the six months were $552,000, or 6.9% of sales, while last year it represented 4.2% of sales. This substantial improvement in the fiscal 2002 periods is primarily due to the increase in sales volume and related gross profit, and control of expenses.


Provision for Income Taxes

The effective tax rate for all periods is a normal rate of 38.4%.

Net Income

Net income for the quarter was $224,000, or 4.9% of sales, compared to $93,000, or 2.6% for last year, and represented a 140.8% increase. The net income for the six months was $328,000, or 4.1% of sales, compared to $163,000, or 2.6% for last year, and represented a 101.0% increase.

Management expects that net income, as a percentage of sales, will be higher for the balance of the fiscal year since the summer months represent the prime selling season for frozen dessert and snack sales.


Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of April 30, 2002, there were no borrowings under the Company's $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the bank's basic commercial lending rate.

As a result of increases in income from operations and depreciation expense, the Company has experienced an increase in cash flow. EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $856,000 in the six months ended April 30, 2002, compared with $475,000 in the same period in 2001.

Expenditures for plant and equipment of approximately $440,000 in the six months ended April 30, 2002 were significantly less than the $2,093,000 spent in the same period last year during the plant upgrade project. Capital expenditures in fiscal 2002 are not expected to exceed $800,000.

The Company has arranged a finance lease with its bank, which permits borrowings of up to $425,000 to finance equipment. The lease agreement provides for payments over seven years with interest at 30 day LIBOR plus 200 basis points. The agreement also provides the option to fix the rate during the term. At April 30, 2002, long-term debt includes $156,000 of obligations, which the Company intends to finance under this lease agreement.

The Company follows the practice of repurchasing its common stock from time to time. Repurchases, net of options exercised, during the six months ended April 30, 2002 amounted to approximately $200,000. During the six months ended April 30, 2002, the Company purchased 61,413 shares of its common stock, including 51,500 shares related to stock options exercised by certain employees. In the same period in 2001, the Company purchased 392 shares of its common stock on the open market, and 23,000 shares related to stock options exercised by certain employees. For fiscal year 2002, the board has authorized stock repurchases of up to $250,000.

Accounts receivable at April 30, 2002 and October 31, 2001 were $1,324,000 and $1,039,000, respectively. This increase of 27% is primarily attributable to the higher sales in April 2002 compared to October 2001. The current level of receivables is also higher than the April 30, 2001 total of $938,000, due to the sales growth in the current year.

Inventories at April 30, 2002 and October 31, 2001 were $2,591,000 and $2,474,000 respectively. The current dollar level is also higher than the April 30, 2001 total of $2,440,000 to support the higher level of sales.

At April 30, 2002 the Company had working capital of approximately $3,293,000 compared with $3,196,000 at October 31, 2001, and $1,843,000 at April 30, 2001.
The increase from April 2001 is primarily due to the effect of earnings and cash flow.

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

      None.


Item 3.   Defaults Upon Senior Securities

      None.


Item 4.   Submission of Matters to Vote of Security Holders

      The annual meeting of shareholders was held on April 17, 2002, at which time the following action was taken:

   A. The seven nomimees for election as directors were elected. The voting results were as follows:

                                 Shares           Shares
                                Voted For        Abstained

         John N. Hanna          1,973,076          6,351
         David J. Hanna         1,973,076          6,351
         James S. Hanna         1,973,076          6,351
         Joseph J. Hanna        1,973,076          6,351
         William J. Rush        1,973,076          6,351
         Carl G. Behnke         1,973,076          6,351
         Craig E Tall           1,973,076          6,351

         The terms for each director is one year, or until their successor shall have been elected and qualified.

   B. The amendment to the Companys 2000 Stock Option Plan increasing the number of shares authorized for grants of options under that plan from 100,000 to 200,000 was approved. The voting results were as follows:

         Shares voted for           1,881,885
         Shares voted against          60,075
         Shares abstained              37,467


Item 5.   Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits - None

      B.  Reports on Form 8-K - None







                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    June 14, 2002                      By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    June 14, 2002                      By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer