Form 10-Q
period 2002-07-31
YOCREAM INTERNATIONAL INC
filed 2002-08-28
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended July 31, 2002.

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

                          YES  X           NO _____

The number of shares outstanding of the registrants common stock, as of the latest practicable date is:

                    Class:  Common stock outstanding at
                    August 23, 2002:  2,249,978 shares










                           YOCREAM INTERNATIONAL, INC.

                                   CONTENTS


                                                                Page
PART I	  FINANCIAL INFORMATION:

Item 1.  Financial Statements
            Balance Sheets as of July 31, 2002                  3
            (unaudited), and October 31, 2001

            Statements of Income for the                        4
            Three Months ended July 31, 2002 and 2001, and the Nine Months ended July 31, 2002 and 2001(all unaudited)

            Statements of Cash Flows for the                    5
            Nine Months ended July 31, 2002 and 2001
            (all unaudited)

            Notes to Financial Statements                       6-8

Item 2.  Managements Discussion and Analysis of                 9-14
         Financial Condition and Results of
         Operations


PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                      14

Item 2.  Changes in Securities                                  14

Item 3.  Defaults upon Senior Securities                        14

Item 4.  Submission of Matters to a Vote of                     14
          Security Holders

Item 5.  Other Information                                      14

Item 6.  Exhibits and Reports on Form 8-K                       15



SIGNATURES                                                      14















PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           YOCREAM INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                              July 31,       October 31,
                                               2002             2001
                                            (Unaudited)
              ASSETS

Current assets
    Cash and cash equivalents               $1,667,512       $1,161,661
    Accounts receivable, net                 1,625,369        1,039,003
    Inventories                              2,372,630        2,473,538
    Other current assets                       340,443          256,536

       Total current assets                  6,005,954        4,930,738

Fixed assets, net                            4,370,004        4,344,981
Deferred tax asset                                 -              5,000
Intangible and other long-term assets, net     315,400          309,050

                                           $10,691,358       $9,589,769


       LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current portion of long-term debt       $  289,700       $  344,676
    Accounts payable                         1,581,826        1,142,398
    Income taxes payable                       107,909          122,175
    Other accrued liabilities                  182,682          125,148

       Total current liabilities             2,162,117        1,734,397

Long-term debt, less current portion           976,398        1,037,024
Deferred income taxes                          107,900              -

       Total liabilities                     3,246,415        2,771,421

Shareholders equity
   Preferred stock, no par value,
      5,000,000 authorized; none issued            -                -
   Common stock, no par value,
      30,000,000 shares authorized;
      2,249,978 and 2,262,583 shares
      issued and outstanding                 4,626,082        4,797,204

   Retained earnings                         2,818,861        2,021,144

       Total shareholders equity             7,444,943        6,818,348

                                           $10,691,358       $9,589,769



The accompanying notes are an integral part of the financial statements.




                           YOCREAM INTERNATIONAL, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)




                               Three months ended           Nine months ended
                                    July 31,                    July 31,

                              2002          2001           2002          2001


Sales                    $6,289,553    $5,024,496    $14,244,837   $11,302,026

   Cost of sales          4,477,676     3,527,654     10,088,736     7,978,248

Gross profit              1,811,877     1,496,842      4,156,101     3,323,778

Selling and marketing
     Expenses               533,411       494,980      1,402,090     1,232,925
General and administrative
     Expenses               517,887       446,761      1,441,156     1,270,642

   Income from operations   760,579       555,101      1,312,855       820,211

Other income (expenses)
     Interest income          3,653         3,265          9,814        15,193
     Interest expense       (11,556)      (21,719)       (37,950)      (33,970)

     Other, net             ( 7,903)      (18,454)       (28,136)      (18,776)

Income before taxes         752,676       536,647      1,284,719	     801,434

Income tax provision        282,700       130,700        487,000       232,400

Net income                $ 469,976    $  405,947      $ 797,719     $ 569,034


Earnings per common share:

	Basic                    $.21           $.18           $.35         $.25

	Diluted                  $.21           $.18           $.35         $.25












The accompanying notes are an integral part of the financial statements.





                           YOCREAM INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                 For the nine months ended July 31, 2002 and 2001
                                  (Unaudited)


                                                     2002          2001


Cash flows from operating activities:
   Net income                                    $  797,719    $  569,034
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization                 456,615       399,353
      Deferred income taxes                         112,900        (4,900)
      Change in assets and liabilities
         Accounts receivable                       (586,366)     (158,479)
         Inventories                                100,908        73,587
         Other current assets                       (83,906)     (148,426)
         Other assets                               (14,709)      (11,750)
         Accounts payable                           439,425       355,555
         Income taxes payable                       (14,266)      102,345
         Other accrued liabilities                   57,536        25,796

             Net cash provided by
                operating activities              1,265,855     1,202,115

Cash flows from investing activities:
   Expenditures for fixed assets                   (473,280)   (2,170,519)

             Net cash used in investing
               Activities                          (473,280)   (2,170,519)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt         156,500     1,400,000
   Proceeds from exercise of stock options          290,280        40,250
   Principal payments on long term debt            (272,102)     (103,159)
   Repurchase of common stock                      (461,402)      (84,776)
     Net cash provided by (used in)
        financing activities                       (286,724)    1,252,315

     Net increase in cash and
        Equivalents                                 505,851       283,911

Cash and equivalents, beginning of period         1,161,661       719,139

Cash and equivalents, end of period              $1,667,512    $1,003,050






The accompanying notes are an integral part of the financial statements.





                           YOCREAM INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS





Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accor-dance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the third quarter and nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the financial statements, and footnotes thereto, included in the Corpo-rations annual report on Form 10-K for the year ended October 31, 2001.

Note B - Accounting for Certain Sales Incentives

In accordance with the provisions of Emerging Issues Task Force (EITF) Pronouncement 00-14, which provides guidance regarding the timing of recog-ition of income, and the classification of costs incurred for certain sales incentives as a reduction of sales, the Company adopted the required accounting changes in the first quarter of fiscal 2002. Accordingly, sales rebates are presented as a reduction of sales in fiscal year 2002. Such expenses amounted to $93,634 and $244,854, respectively for the third quarter and nine months ended July 31, 2002. Similar expenses in the prior year have been reclassified as a reduction of sales, rather than as a sales and marketing expense. Such expenses amounted to $69,603 and $156,116, respectively for the third quarter and nine months ended July 31, 2001. This had no effect on net income as previously reported.

Note C - Reclassifications

Certain amounts previously reported as general and administrative expense in the prior year have been reclassified to cost of goods sold to conform to the current years presentation.


Note D - Inventories

                                           July 31,        October 31,
                                             2002              2001
Inventories consist of
Finished goods                           $1,650,963         $1,931,184
Raw materials                               468,145            329,512
Packaging materials and supplies            253,522            212,842

                                         $2,372,630         $2,473,538






NOTES TO FINANCIAL STATEMENTS - Continued


Note E - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits bor-rowings of up to $2,000,000. The line bears interest at the banks commer-cial lending rate. The line is subject to renewal by July 2003. There were no borrowings outstanding at July 31, 2002, or October 31, 2001.

The Company has arranged a finance lease with its bank, which permits borrowings of up to $425,000 to finance equipment. The lease agreement provides for payments over seven years with interest at 30 day LIBOR plus 200 basis points. The agreement also provides the option to fix the rate during the term. At July 31, 2002, long-term debt includes $156,000 of obligations, which the Company intends to finance under this lease agreement.


Note F - Earnings Per Share

Earnings per share is calculated as follows for the three months ended July 31, 2002 and 2001:

                                    Three Months Ended July 31, 2002

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount

Basic earnings per share:

  Net earnings                     $469,976      2,248,883        $  .21

  Effect of dilutive securities           -         29,133             -

  Diluted earnings per share       $469,976      2,278,016        $  .21


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













NOTES TO FINANCIAL STATEMENTS - Continued


Earnings per share is calculated as follows for the nine months ended July 31, 2002 and 2001:

	                               Nine Months Ended July 31, 2002

                                 Net Earnings       Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount
Basic earnings per share:

  Net earnings                     $797,719        2,254,338     $   .35

  Effect of dilutive securities           -           16,215           -

  Diluted earnings per share       $797,719        2,270,553     $   .35



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



Note G - Contingency

Subsequent to July 31, 2002, the Company received notification from a third party freight auditor representing a customer of the Company. The notification implied that the customer may be entitled to up to $140,000 for additional freight charge reimbursements for shipments that occurred in 1999 and 2000.
The Company is currently investigating this matter and management has not been able to determine the validity or the effects, if any, on the Companys financial statements.













Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.


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

Results of Operations

Sales

YoCreams primary focus is on the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, smoothie, coffee latte and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also co-packs similar products for other companies. Due to the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

The Companys sales increased 25.2% to $6,290,000 for the third quarter, and increased 26.0% to $14,245,000 for the nine months ended July 31, 2002, compared to the corresponding periods in 2001.

The exceptional sales growth experienced over the last five quarters has been broad-based with increases in all categories of the Companys business: club store, foodservice and co-packing. Following the first half of fiscal 2001, which was impacted by the downturn in the economy, the Company reported sales increases of 7.9%, 14.3%, 22.5%, 30.0% and 25.2%, respectively.




For the nine months ended July 31, 2002 and 2001 the breakdown of sales by product are as follows:

                            %                     %          Dollar       %
Category           2002   Total          2001   Total       Increase   Increase

Yogurt        $7,529,000  52.9%     $6,041,000  53.5%      $1,488,000     24.6%

Smoothies      5,247,000  36.8%      4,967,000  43.9%         280,000      5.6%

Coffee Latte     907,000   6.4%         59,000    .5%         848,000     1437%

Custard and      342,000   2.4%         52,000    .5%         290,000      558%
Ice Cream

Copacking        220,000   1.5%        183,000   1.6%          37,000     20.2%

Total        $14,245,000   100%    $11,302,000   100%      $2,943,000     26.0%


The 24.6% increase in yogurt sales has been due to increases in sales to both Costco Wholesale and other foodservice distributors. Sales to Costco have increased due to the opening of new stores, and other innovative programs, which have increased same store sales of the Companys yogurt products. Sales to other foodservice distributors have increased primarily as a result of the Companys strategic alliance with The Dannon Company, Inc., which began in April 2001, and the efforts of the Companys foodservice sales staff.

Following the expansion of the Companys field sales personnel, and the completion of a major upgrade of its plant facility in January 2001, the Company successfully entered into a strategic alliance with The Dannon Company in April 2001. The purpose of the alliance is for Yocream to supply soft serve frozen yogurt to Dannons foodservice customers. By July 2001 the alliance had provided the Company with several new brokers and distributors in previously untapped markets. It also facilitated accessing national and international accounts that had not been penetrated in the past, including military installations and governmental agencies. Under the terms of the alliance agreement, Dannon currently receives a royalty from the sales of YoCream product to Dannons previous customers.

The major plant upgrade project increased plant processing capacity by over 150% and provided additional manufacturing flexibility. This was a factor in bringing about the alliance.

In October 2001, the Company announced that the alliance with The Dannon Company was expanded, beyond selling yogurt to Dannons foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line is Dannon / YoCream and includes more than forty flavors of soft serve frozen yogurt. The co-branded line utilizes YoCream formulas and includes nonfat, low fat, and no-sugar-added flavors.

The Company is in the process of completing the roll out of the Dannon / YoCream Frozen Yogurt co-brand. The brand has been well accepted nationwide and has helped increase sales in the East Coast markets where there is strong Dannon brand recognition, and YoCream had less penetration. The Dannon alliance continues to be effective with increased sales activity, including joint sales calls. The companies are also jointly working on sales and marketing programs that are expected to result in increased exposure for both brands.

The Dannon alliance was instrumental in YoCreams transition into the Military segment, which has been a significant contributor to the increase in yogurt sales this year. The Companys focus on this market is resulting in stable growth. We participate in all of the DSCP (Defense Supply Center of Philadelphia) programs and selectively advertise in government food service publications. The Companys marketing efforts are expanding brand awareness throughout the military as indicated by invitations to participate in menu board meetings domestically. Internationally, our European, Asian and Middle Eastern business is gradually expanding in all segments of the military. In addition to selling Dannon / YoCream Frozen Yogurt, in June the Company received approval and new NAPA (National Allowance Pricing Agreement) numbers to sell YoCream soft serve frozen custard and 4 ounce novelty frozen custard cups. Novelty items are in demand, because they do not require special equipment, and they fulfill food service needs in channels such as commissary, dining hall, and MWR (Moral, Welfare, and Recreation) facilities. The custard cups provide opportunity to gain sales in an area where the Company has not had a presence. Management expects to show these new products as well as frozen yogurt at the worldwide GSA (General Service Administration) show in Heidelberg, Germany in October 2002.

The strength of the Dannon name along with YoCreams concentration on the foodservice or on-premise marketplace is expected to offer significant opportunities for increased sales and market share. Management believes that the two companies are similar in philosophy, and both companies yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

The 5.6% increase in smoothie sales primarily relates to dispenser smoothie sales as a result of new store openings by Costco Wholesale, the primary customer for this product line. However, the Company recently entered into a three-year branded program with Garden Ridge Corporation to sell YoCream Dispenser Smoothies to its stores. Garden Ridge, the home decor and craft marketplace, is a Texas-based chain with 43 stores in thirteen states. YoCream smoothies will be served in the Cafe, an in-store food service area providing refreshments for shoppers. Garden Ridge is currently in the process of rolling the product out to 18 stores. Management anticipates that sales to the 18 stores will generate approximately $200,000 to $300,000 in revenue over the next 12 to 18 months for YoCream. In addition, the companies expect to roll out the smoothie program system wide in 2003. The program increases YoCream brand exposure in the Southwest and Southeast and broadens smoothie distribution in these markets.

The significant increase in coffee latte sales relates to the early stages of the rollout of this product to Costco Wholesale. The process first began last year with a frozen product. The demand for this product has been so great that it became necessary to move to the development of an aseptically packaged bag of fresh, rather than frozen product. The Company is currently finalizing plans with suppliers, machine manufacturers and an outside co-packer to develop the most effective processing and packaging for this product. Currently this product is being supplied to eighty stores, with equipment available to add an additional forty stores as soon as the aseptic package is available. It is expected that this product will be rolled out to the remaining stores in the next fiscal year. The significant increase in custard and ice cream sales is primarily due to the sale of soft server frozen custard to Runza Restaurants, a 64-unit chain based in Lincoln, Nebraska. On June 11, 2002, the Company announced that it had signed a two-year contract and began supplying truckload quantities of its soft serve frozen custard to the Runza chain. Management anticipates that this new account will generate approximately $900,000 to $1,400,000 in sales over the next 12 to 18 months.

The Companys strategy is to provide outstanding products and service, to continue development of new products and markets, and to aggressively seek new business relationships, of which the Dannon alliance is an example. This is based on the belief that alliances with other reputable companies are strategic to the Companys continued growth. The Company is currently in the process of finalizing development of a new product category scheduled for release in the fourth quarter of this fiscal year. The R&D department is instrumental in supporting the sales and marketing efforts of the Company through continually formulating new flavors and flavor modifications.

In accordance with the provisions of Emerging Issues Task Force (EITF) pronouncement 00-14, which provides guidance regarding the timing of recognition of income, and the classification of costs incurred for certain sales incentives as a reduction of sales, the Company adopted the required accounting changes in the first quarter of fiscal 2002. Accordingly, sales rebates are presented as a reduction of sales in fiscal year 2002. Such expenses amounted to $93,634 and $244,854, respectively for the third quarter and nine months ended July 31, 2002. Similar expenses in the prior year have been reclassified as a reduction of sales, rather than as a sales and marketing expense. Such expenses amounted to $69,603 and $156,116, respectively for the third quarter and nine months ended July 31, 2001. This had no effect on net income as previously reported.

Gross Profit

The Companys gross profit margin decreased from 29.8% to approximately 28.8% for the third quarter and from 29.4% to 29.2% for the nine-month periods in both years.

The slight decrease in margins in the fiscal 2002 periods is primarily due to the change in sales mix and a planned decrease in inventory levels. The reduction in inventory levels has had the effect of reducing storage costs. Management expects that with increases in sales, margins will improve as a result of economies of scale.

Selling and Marketing Expenses

Selling and marketing expenses decreased, as a percentage of sales, from 9.9% to 8.5% for the third quarter, and decreased from 10.9% to 9.8% for the nine months. Sales and marketing expenses in total have increased due to promotional expenses, an increase in field staff, and travel expenses related to supporting the sales expansion. Management believes that the opportunities merit the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses decreased, as a percentage of sales, from 8.9% to 8.2% of sales for the quarter, and decreased from 11.2% to 10.1% for the nine months. These expenses have decreased as a percentage of sales due to the increase in sales volume. General and administrative expenses have increased in total primarily due to professional fees, insurance, and personnel related expenses.

Income from Operations

Income from operations increased 37.0% to $760,600 for the third quarter of 2002, which was 12.1% of sales compared to 8.8% for the corresponding quarter last year. The results for the nine months ended July 31, 2002 reflected an increase of 60.1% to $1,313,000, or 9.2% of sales, while the corresponding results in 2001 represented 7.3% of sales. This substantial improvement in the fiscal 2002 periods is primarily due to the increase in sales volume and related gross profit, along with the control of expenses.

Provision for Income Taxes

The effective tax rate is approximately 37.9% for the nine months in fiscal 2002. This is down slightly from earlier periods as a result of an increase in research and development tax credits related to the ongoing development of new products referenced earlier. In fiscal 2001, the rate was 29% for the nine months, and 24.4% for the third quarter. In the 2001 third quarter, the estimated effective tax rate for the year was reduced by research and development tax credits of approximately $145,000 relating to several years. This resulted in a lower than normal rate in 2001.

Net Income

Net income for the quarter ended July 31, 2002 increased 15.8% to $470,000, or 7.5% of sales, compared to $406,000, or 8.1% for the same quarter last year. Net income for the nine months ended July 31, 2002 increased 40.2% to $798,000, or 5.6% of sales, compared to $569,000, or 5.0% for the same period last year.


Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of July 31, 2002, there were no borrowings under the Companys $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the bank's basic commercial lending rate.

Expenditures for plant and equipment of approximately $473,000 in the nine months ended July 31, 2002 were significantly less than the $2,171,000 spent in the same period last year during the plant upgrade project. Capital expenditures in fiscal 2002 are not expected to exceed $600,000.

The Company has arranged a finance lease with its bank, which permits borrowings of up to $425,000 to finance equipment. The lease agreement provides for payments over seven years with interest at 30 day LIBOR plus 200 basis points. The agreement also provides the option to fix the rate during the term. At July 31, 2002, long-term debt includes $156,000 of obligations, which the Company intends to finance under this lease agreement.

The Company follows the practice of repurchasing its common stock from time to time. Repurchases, net of options exercised, during the nine months ended July 31, 2002 amounted to $254,623. During the nine months ended July 31, 2002, the Company purchased 71,913 shares of its common stock, including 59,500 shares related to stock options exercised by certain employees. In the same period in 2001, the Company purchased 392 shares of its common stock on the open market, and 23,000 shares related to stock options exercised by certain employees.

Accounts receivable at July 31, 2002 and October 31, 2001 were $1,625,000 and $1,039,000, respectively. This increase of 56.4% is primarily attributable to the higher sales in July 2002 compared to October 2001. The current level of receivables is also higher than the July 31, 2001 total of $1,156,000, due to the sales growth in the current year.

Inventories at July 31, 2002 and October 31, 2001 were $2,373,000 and $2,474,000 respectively. The current dollar level is also lower than the July 31, 2001 total of $2,424,000 due to managements plan to reduce inventory levels.

At July 31, 2002 the Company had working capital of approximately $3,844,000 compared with $3,196,000 at October 31, 2001, and $3,002,000 at July 31, 2001.
The increase from July 2001 is primarily due to the effect of earnings and cash flow.

The Company believes its existing assets, bank lines, and cash flow from operations will be sufficient to fund the Company's operations for at least the next twelve months.



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

None


Item 5.   Other Information

	None



Item 6.  Exhibits and Reports on Form 8-K

A.	  Exhibits - 99.1 Certification of Chief Executive Officer and Chief
                   Financial Officer

      B.   Reports on Form 8-K - None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

 				YOCREAM INTERNATIONAL, INC.



Date:    August 28, 2002                    By:    /s/  John N. Hanna

                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    August 28, 2002                    By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer




                                                                 Exhibit 99.1



                              CERTIFICATION OF
              CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

This certification is given by the undersigned Chief Executive Officer and Chief Financial Officer of YoCream International, Inc. (the Registrant) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each of the undersigned hereby certifies, with respect to the Registrants quarterly report of Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), that:

(1)	The Report fully complies with the requirements of section 13(a) or
      15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



    /s/  John N. Hanna

John N. Hanna
Chief Executive Officer
YoCream International, Inc.


   /s/ W. Douglas Caudell


W. Douglas Caudell
Chief Financial Officer
YoCream International, Inc.

August 28, 2002