Form 10-K
period 2002-10-31
YOCREAM INTERNATIONAL INC
filed 2003-01-29
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  Form 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended October 31, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

Commission File Number:  0-16787


                            YOCREAM INTERNATIONAL, INC.
                           (Exact name of registrant as
                             specified in its charter)

           Oregon                                          91-0989395
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

    5858 N.E. 87th Avenue                                      97220
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

                             YES   X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,301,000 at January 15, 2003, based upon the average bid and asked prices of the common stock on that date.

At January 15, 2003 there were 2,250,178 shares of the registrant's common stock outstanding.

                  Documents incorporated by reference:

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

                            TABLE OF CONTENTS


PART I                                                                 Page

Item 1.	BUSINESS.....................................................4
Item 2.	PROPERTIES..................................................15
Item 3.	LEGAL PROCEEDINGS...........................................15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.. ..................................................15


PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS................................16
Item 6.	SELECTED FINANCIAL DATA.....................................17
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................18
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA........................................................22
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................22


PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT..................................................22
Item 11.	EXECUTIVE COMPENSATION......................................22
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.......................................22
Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS................................................22


PART IV

Item 14.	CONTROLS AND PROCEDURES
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.....................................23



SIGNATURES..............................................................25




                                      PART I

Forward Looking Statements

This report on Form 10K includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Companys management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Companys financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Companys ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Companys ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Companys products; and the Companys ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its copacking relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Companys operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


Item 1:  BUSINESS

General

YOCREAM INTERNATIONAL, INC. (the "Company") is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to International Yogurt Company, Inc. In 1999, the Company changed its name to its present name. The Company makes, markets and sells frozen yogurt, sorbet, frozen custard, smoothie, and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. These products are sold to a variety of businesses and outlets, including convenience stores, restaurants, hospitals, school districts, food distributors, military installations, yogurt shops, fast food chains, discount club warehouses, business and industry locations, and other types of outlets. The Companys primary brand is YOCREAM(registered trademark). YOCREAM branded products include YOCREAM FROZEN YOGURT, DANNON/YOCREAM FROZEN YOGURT, YOCREAM FROZEN CUSTARD, YOCREAM BLENDER SMOOTHIES, YOCREAM DISPENSER SMOOTHIES, YOCREAM COFFEE LATTE FREEZE, SOFT SCOOP BY YOCREAM, AND YOGURT STAND FROZEN YOGURT. The Companys general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.


The Industry

The products produced by the Company constitute only a portion of the relevant frozen dessert, snack and beverage industry. The industry produces a diverse range of products, many of which compete directly with the Companys frozen dessert and frozen beverage products.

Many types of foodservice outlets make available to the public the Companys YOCREAM frozen yogurt and smoothie products, as well as other manufacturer's frozen yogurt products and frozen dessert and snack items. Many outlets offer competing products of several manufacturers. The retail consumer may obtain the Companys products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to discount club warehouse types of facilities, as well as from many medium-sized businesses. Foodservice outlets or institutions, such as restaurants, hospitals and school districts, typically offer frozen desserts and snacks of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts and snacks are often viewed as premium products, and are somewhat resistant to finely tuned price competition. However, larger institutional customers for frozen dessert and snack products often enter into contracts on the basis of price, distribution capabilities, or product quality. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

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

The Company

YOCREAM International, Inc. operates within the health oriented frozen dessert, snack, and novelty segments of the frozen dessert industry. Focus is placed on manufacturing superior quality products (e.g. frozen yogurt, frozen custard, smoothies, etc.) for regional, national, and worldwide foodservice and retail markets. YOCREAM International, Inc.'s expertise in nationwide distribution, foodservice sales/marketing, research and development (e.g. new product development) and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (e.g. The Dannon Company, Inc. and Small Planet Foods). (See Marketing Strategy section below). These relationships are developed to increase volume growth and profitability of the Company. YOCREAM International, Inc.'s foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which YOCREAM manufactures private label products are provided outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

The Companys marketing strategy is designed to build both its YOCREAM and DANNON/YOCREAM brands, as well as its private brand and copack manufacturing business. The primary marketing strategy has been to build YOCREAM brand awareness and consumer loyalty to its products. The Company offers a broad range of frozen yogurt, frozen custard, ice cream and smoothie products positioned as premium quality providing a value to the consumer for healthy desserts and beverages. These product features and other benefits, including high counts of live active cultures in its yogurt products, are promoted to customers and consumers through financially conservative advertising and promotional methods. The Company also considers the broad distribution of its products critical to sales growth, with its products available nationwide and in several foreign countries. The Company also markets its private brand and copacking business through developing strategic relationships and promoting its product development expertise, as well as its manufacturing flexibility and logistics services. (See Manufacturing Process section for further details).

In 1989, the Company began a concerted effort to obtain copacking and private label business, and was successful in becoming the supplier of soft frozen yogurt to Price Club. (See Distribution and Significant Customers section for additional history with this customer and its successor, Costco Wholesale). In 1993, the Company was also successful in obtaining a contract to copack the organically grown, All Fruit Sorbet produced for Cascadian Farm, currently a majority owned subsidiary of General Mills. In November 1994, Cascadian Farm (now called Small Planet Foods) extended its contract with the Company to include organic frozen yogurt and ice cream lines.

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

In March 1998, the Company introduced YOCREAM DISPENSER SMOOTHIES, as an all natural complete fruit smoothie mix to be dispensed from a smoothie machine or beverage dispenser and requiring no additional fruit, ice, or juice. This smoothie line has been developed for high-volume operators like concession stands, dining halls, and "all you can eat" restaurant operators, many of which would have operational difficulties mixing, chopping, and measuring ingredients prior to blending the final smoothie product. YOCREAM DISPENSER SMOOTHIES can be dispensed in a few seconds, while it may take minutes to make a smoothie with a blender. DISPENSER SMOOTHIES are now available nationwide and in several foreign countries.

In fiscal 1999, the Company developed a dispenser smoothie for Costco Wholesale. This product has been exceptionally well received and has significantly contributed to the growth of the Companys sales.

In fiscal 2000, the Company developed a high quality coffee latte freeze for Costco Wholesale. After undergoing market tests, the roll out began in fiscal 2001. In fiscal 2002, the demand for this product escalated to the point that the customer requested an aseptic product, which would offer extended shelf life. The Company worked with suppliers, machine manufacturers and an outside copacker to provide this product. Sales of the aseptic product began in September 2002, with complete rollout expected to occur over the next fiscal year. Management believes that, in addition to the sales from this product, the Company will see a future benefit from the application of this technology to the development of additional aseptic products.

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

In April 2001, the Company entered into an alliance with The Dannon Company, Inc. to supply soft frozen yogurt to Dannon's foodservice customers. Under the terms of this alliance, Dannon agreed to endorse YOCREAM and assist in introducing the Company to Dannons current brokers and distributors. This alliance has enabled the Company to enter new markets and access national and international accounts, including military accounts, which the Company had not been able to penetrate in the past. The Dannon Company, Inc. is a leading national producer of yogurt products in the United States with corporate headquarters in Tarrytown, NY, and plants in Minster, OH; Fort Worth, TX; and West Jordan, UT. With a strong commitment to high-quality, wholesome, nutritious, and innovative products, Dannon produces about three million cups of yogurt each day in nearly 100 flavors, styles and sizes.

Continuing to market the Companys manufacturing capabilities, in June 2001, the Company entered into an agreement to copack for Imagine Foods. Their products include 16 and 32-ounce organic kosher hardpack frozen soy.

In October 2001, the Company announced that the alliance with Dannon was expanded, beyond selling frozen yogurt to Dannon foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line is DANNON/YOCREAM and includes more than forty flavors of soft serve frozen yogurt. The co-branded line, which utilizes YOCREAM formulas and includes non-fat, low fat, and no sugar added flavors, was available nationally by the third quarter of 2002 through traditional food service distributors. The strength of the Dannon name along with YOCREAMs concentration on the foodservice or on-premise marketplace is expected to offer significant opportunities for increased sales and market share. The new brand will be promoted to operators through distributor programs and to consumers/end-users through in-store merchandising materials and promotions. Management believes that the two companies are similar in philosophy, and that the yogurt products of both companies are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

In January 2003, the Company announced a further expansion of its business association with Dannon. In February 2003, the sales teams for both companies will begin representing their combined cultured dairy and related product lines to the foodservice (away from home) market. It is expected that the efficiencies of a unified sales force of yogurt experts will increase presence in the market, maximizing sales potential.

The Companys sales and marketing organization consists of a Director of Sales and Marketing who directs the Regional Sales Managers, who in turn work with 18 independent foodservice broker organizations and a network of distributors on a nationwide basis. The Companys Director of National Accounts and Branding works with a National Accounts Manager and two specialty brokers. Together they facilitate expanding the Companys national accounts, including military and government foodservice sales. The Company also has a Manager of Club Store and International Sales who works with a specialty broker. International sales are selectively pursued based on ease of distribution and profitability. Marketing and sales abroad are currently occurring in Mexico, Puerto Rico, Taiwan, Korea, Italy, Germany, and to a limited degree, several other countries.

The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce and distribute unique high quality and good-for-you products.

Merchandise

The Company makes, markets and sells frozen yogurt in premium, lowfat, non-fat and sugar-free flavors; smoothies in a variety of flavors; non-dairy sorbet in a variety of flavors; organic yogurt; organic ice cream; gourmet ice cream; frozen custard, and other frozen desserts and snacks. These frozen products are available in liquid mix form, and some are available in hard pack form. The Company also has the ability to produce bottled smoothie products.

The Company sells the soft serve yogurt liquid mix to food service customers who dispense it through a soft serve frozen dessert machine. This product is also available in an unflavored natural form, which permits the customer to add desired flavors. In fiscal years 2002, 2001, and 2000 the soft serve liquid mix accounted for approximately 47%, 49%, and 49%, respectively of the Companys case sales.

The Company sells dispenser and blender smoothie liquid mixes to foodservice customers who dispense the product through either frozen dessert machines or blenders. In fiscal years 2002, 2001, and 2000, the smoothie mixes accounted for approximately 32%, 39%, and 39%, respectively of the Companys case sales.

The Company also sells hard pack yogurt, sorbet and ice cream products to food-service customers. In fiscal years 2002, 2001, and 2000 the hard pack products accounted for approximately 11%, 11%, and 12%, respectively of the Companys case sales.

The Company sells coffee latte freeze drink mixes to a foodservice customer who dispenses the product through a frozen dessert machine. In fiscal years 2002 and 2001 the coffee latte freeze drink mixes accounted for approximately 8% and 1%, respectively of the Companys case sales.

The Company sells soft serve custard wet mix and softened gourmet ice cream to foodservice customers who dispense the product through frozen dessert machines. In fiscal year 2002 these products, which were introduced in June 2002, accounted for approximately 2% of the Companys case sales.

All of the YOCREAM and YOGURT STAND products are certified Kosher.

DANNON/YOCREAM FROZEN YOGURT (co-branded as Dannon/Yocream in the third quarter of fiscal 2002) is the Companys flagship brand of frozen yogurt. This premium soft frozen product is made with the highest quality ingredients, using a special recipe that produces a smooth and creamy taste. DANNON/YOCREAM Frozen Yogurt is crafted with one of the highest counts of beneficial live active yogurt cultures (Lactobacillus Bulgaricus, Streptococcus Thermophilus, and Lactobacillus Acidophilus). It is available in more than 40 flavors in Nonfat, Premium and No Sugar Added (sweetened with aspartame) varieties.

YOCREAM ICE CREAM is produced by the Company to fill the needs of the traditional soft serve ice cream loving consumer. The gourmet-softened ice cream comes in a 10% vanilla bean and a coffee variety made with Tullys coffee. There is also a reduced fat line, which includes a 6% vanilla and the three classic flavors, strawberry, chocolate and vanilla, with a 4.5% butter fat content.

YOCREAM FROZEN CUSTARD is the latest addition to the Companys soft serve line. Made from rich cream and real eggs, Vanilla Custard Cream and Chocolate Custard Cream are premium 10% butterfat products. Traditionally, frozen custard requires the operator to use batch freezers and then hand dip the product from a freezer case. YoCream Frozen Custard has been specially formulated to dispense from standard soft serve equipment with a minor temperature adjustment, thereby saving labor and equipment expense for operators.

YOGURT STAND FROZEN YOGURT is a lower cost line of products designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Companys products includes four flavors and a plain mix that can be flavored by the end user. There are also several special order flavors available.

SOFT SCOOP by YOCREAM is a product introduced to the marketplace in 1992. This hard pack frozen yogurt is specially formulated to be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry packaged in single serve four ounce cups.

YOCREAM BLENDER SMOOTHIES were introduced in May 1997. These all natural products are available in both yogurt and fruit formulations. The base mixes may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix. Blender smoothie mixes can also be dispensed from soft serve equipment as an outstanding sorbet product.

YOCREAM DISPENSER SMOOTHIES were introduced to the marketplace in March 1998. This concept utilizes all natural, nonfat fruit and yogurt mixes designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product is ready to shake and pour into the dispenser and does not require the addition of fruit, ice or juice.

YOCREAM COFFEE LATTE FREEZE was first introduced in fiscal 2001. In September 2002, the product was modified to be aseptically packaged and offer an extended shelf life.

Other products manufactured by the Company include organic sorbets and ice creams that are packed under a customers private label brand.

As of January 15, 2003, the Company had available for sale the following products and flavors under the DANNON/YOCREAM, YOCREAM or YOGURT STAND brand names:

DANNON/YOCREAM             YOCREAM                    YOCREAM
FROZEN YOGURT              Fruit Blender              Soft Scoop - 4 Ounce
Premium Soft Serve         Smoothies
Mix                        (and Sorbet, too)          Very Berry Sorbet
                                                      Very Berry Sorbet/
Cheesecake Supreme         Kiwi Strawberry Splash        Vanilla Frozen
Dutch Chocolate            VeryBerry                     Yogurt Swirl
Milk Chocolate             Lemony Lime                Vanilla Frozen Yogurt
Peanut Butter              Mango Tango                Chocolate Frozen
YogurtPraline n Cream            Orange Burst               Strawberry Frozen
Yogurt
Strawberry                 Margarita Mix
Vanilla                                               Vanilla Frozen Custard
                                                      Chocolate Frozen Custard

DANNON/YOCREAM             YOCREAM                    DANNON/YOCREAM
FROZEN YOGURT              Yogurt Blender             YOCREAM FREE
Nonfat Soft Serve          Smoothies                  No Sugar Added
Mix                                                   Frozen Yogurt
                           Coffee                     Blueberry
                           Vanilla                    Cafe au Lait
Alpine Vanilla                                        Chocolate
Apple spice                                           Raspberry
Blueberry Burst                                       Strawberry
Butter Brickle             YOCREAM                    Vanilla Cable Car
Chocolate                  Fruit Dispenser
Cappuccino                 Smoothies                  YOGURT STAND
Cherry Almond                                         Nonfat Soft Serve
Chocolate Classic          Berry Banana               Frozen Yogurt
Country Vanilla            Cranberry Blueberry
Egg Nog                    Guava Raspberry            Boysenberry
English Toffee             Island Breeze              Cheesecake
Fancy French Vanilla       Mango Sunrise              Chocolate
Georgia Peach              Orange Squeeze             French Vanilla
Holiday Chocolate Mint     Tropical                   Lemon Meringue
Irish Mint                                            Milk Chocolate
Island Banana              YOCREAM                    Orange Squeeze
Luscious Lemon             Yogurt Dispenser           Plain
New York Cheesecake        Smoothies                  Sweet Peach
Outrageous Orange                                     Vanilla
Peanut Butter              Chocolate
Pecan Praline              Coffee                     YOCREAM
Peppermint Stick                                      Soft Serve
Pina Colada                                           Ice Cream
Pistachio
Pumpkin                    YOCREAM                    Chocolate  4.5 % B.F.
Root Beer Float            Soft Serve                 Strawberry 4.5 % B.F.
Very Strawberry            Frozen Custard             Vanilla    4.5 % B.F.

Very Boysenberry                                      Vanilla    6.0% B.F.B.F.
Very Raspberry             Chocolate Cream            Vanilla    10%
White Chocolate            Vanilla Cream
   Macadamia                                          Vanilla Shake Base 10%


Manufacturing Process

All of the manufacturing and packaging of the Companys products for both domestic and international sales occurs at its plant in Portland, Oregon. Product for international markets is containerized for export. Through mid fiscal 2000, the Company utilized a Canadian dairy as a copacker for production of its products for the Canadian market. The Company is not presently copacking in Canada, but may do so again in the future.

While the manufacturing plant is capable of producing a full range of dairy products and other fluid items, such as fruit based beverages, it primarily is utilized to produce frozen yogurt, frozen custard, ice cream, sorbet and smoothies. The facility is a fully licensed dairy and pasteurizes its products under USDA certification and inspection. One unique feature of the facility is its ability to produce under Organic Certification, organic ice creams, yogurts, and sorbets. Throughout the facility, both organic and non-organic products can be processed and packaged simultaneously while maintaining separation.

The manufacturing plant has four distinct packaging operations that can be
operated simultaneously based on demand.   One operation is for the filling of
half-gallon gable top containers for soft serve products. A second line packages hard packed yogurt, frozen custard, ice cream and sorbet products in
quarts, pints and 4 ounce cups.   Within these two operations are a multitude
of packaging sizes, styles, and finished casing capabilities along with a full range of inclusions that can be added to the finished products. A third packaging line handles bag-in-box applications for our dispenser smoothie line. The Company also has a cold fill plastic bottling line available. Management estimates that plant utilization is approximately 45%.

In January 2001, the Company completed a major upgrade of its plant facilities, as part of the Companys commitment to its customers and to the market place. The project more than doubled the Companys throughput capabilities, automated a number of production processes, and upgraded bottling and bag-in-box packaging capabilities. This allows YOCREAM to serve the increasing requirements of its existing customers, and develop products for new markets. The project included expanded R&D facilities, a "tank farm" on the outside of the plant to store product and to allow for more efficient use of internal space for larger capacity processing equipment, and separate production lines which enable the Company to more efficiently package wet mix, hard pack, bottled, and bag-in-box products. The project also included a new state-of-the-art CIP (clean-in-place) sanitation system, to assure high standards of sanitation and food safety. At the same time, the Company upgraded its management information system. This included installation of an MRP (Material Resource Planning) system that assists in the continuing process of reducing costs and inventories while increasing the Companys efficiencies and assuring that product quality is consistently maintained.

The manufacture and sale of the Companys products are subject to the jurisdiction of a variety of regulatory authorities, including, but not limited to federal, state, county and city agencies administering laws and regulations relating to health, labor, and the food industry. The Company is also subject to periodic inspections of its facilities by federal, state and local governmental agencies.

The Companys Quality Assurance Department is staffed with two full time microbiologists, a degreed sanitarian and a degreed food scientist. The Company also maintains comprehensive quality assurance standards including a strong HACCP (Hazard Analysis Critical Control Point) program, utilization of GMPs (Good Manufacturing Practices), and an ingredient and finished product tracing system. Quality Assurance insures that the most stringent levels of regulatory compliance are maintained, meeting and exceeding all inspection standards including, but not limited to USDA, FDA, Military Standards, food safety audits, export requirements, and organic certifications. Additionally it is the Companys practice to follow a comprehensive inspection program, modeled after the industry standards for food safety and food security.

The Company believes that it is in compliance with applicable government regulations, and that the strength of its quality assurance program has been validated by the high ratings achieved on several independent audits performed during fiscal 2002.

Inventory and Backlog

The Company is primarily a make-to-stock operation with a relatively short cycle time; hence we do not have a significant production backlog. The Company strives to maintain a low level of raw materials inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Companys products throughout the United States.

Distribution and Significant Customers

The Companys products are distributed nationwide and in several foreign countries. Distribution is facilitated by buyer pickup or by transportation arranged by the Company. The Companys products are generally shipped on refrigerated trucks to all domestic locations.

While the Company has experienced growth in all customer classifications, revenues derived from its largest customer, Costco Wholesale, represented 68%, 67%, and 65% of total sales in the years ended October 31, 2002, 2001, and 2000 respectively. In fiscal year 1989, the Company began selling soft serve frozen yogurt to Price Club. After the merger between Costco and Price Club, Costco chose the Companys soft serve frozen yogurt, over that of competitors, for its food courts. During 1998, Costco selected YOCREAM to develop a very berry smoothie to be offered in its food courts. During 2001, Costco again selected YOCREAM to develop a coffee latte freeze to be offered in its food courts. Due to the consistently high-level of quality and customer acceptance of these products and the efficient operation of Costco's food courts, there has been a significant increase in its sales. Furthermore, the longevity of this relationship is due to various factors, including YOCREAMs distribution system and responsiveness to Costco's operational and logistical requirements.
Another significant factor is the field support program that has been implemented in cooperation with an independent broker. The support program includes an intensive sampling of yogurt and smoothie products at all new warehouse openings. Management is determined to maintain the quality of service that supports the longevity of this relationship and expects that its business with Costco will continue to grow.

Research and Development

The Companys research and development related activities include the development of new flavors, the improvement of existing flavors, refinement of manufacturing processes and the development of new products. In addition to activities related to YoCream products, R&D services are also used to develop proprietary products for larger customers, or assist with the development of production formulas for copacking customers. Research and monitoring also occurs on a regular basis with respect to ingredients such as stabilizers and emulsifiers. Recent accomplishments include a custom blended coffee smoothie for a national account, development of soy-based frozen dessert product, and packaging finalized for an extended shelf life smoothie beverage. The Companys development activities occur at the Portland, Oregon facility. Total research and development expenditures for the year ended October 31, 2002, was approximately $446,000, compared with $269,000, and $454,000 for the years ended October 31, 2001 and 2000.

Advertising and Promotion

During the year ended October 31, 2002 such expenses totaled approximately $372,000 representing 1.9% of net sales. These compare to $327,000, or 2.1% of net sales in 2001; and $294,000, or 2.0% of net sales in 2000.

The Company seeks to increase sales and improve brand recognition through financially conservative advertising and promotional methods. The Companys promotional strategy for their direct customers, distributors and food service accounts, includes distributor programs, trade shows, and select media placement in trade publications. Operator/retailer, promotional strategy also includes trade publication advertising as well as support of distributor promotions and Company case stuffers. Military/government food service promotional strategy includes targeted trade publication advertising, participation in buying groups, trade shows, and support of prime vendor programs. Consumer/end-user promotional strategy includes in-store merchandising, or four-walls-marketing. High profile sponsorships also continue to improve brand recognition with prominent and highly visible affiliations, such as the NBA Portland Trailblazers and the Utah Jazz.

Seasonality

The Companys sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Management expects that the seasonality of sales will continue to become less significant as a result of the copacking and private brand business the Company has obtained and because of purchases from new customers concentrated in the warmer climate areas. Introduction and rollout of new products has tended to level the seasonal fluctuations.

Suppliers

The primary ingredients in the Companys smoothie and yogurt products are a variety of fruits and raw milk. The Company presently has one primary supplier for the pasteurized fruit ingredients used in its smoothie products. Other pasteurized fruit ingredients are purchased from a number of companies nationwide based upon the Companys strict quality standards. Suppliers of the raw milk utilized by the Company are mostly based in the Pacific Northwest and obtain raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical, the Company prefers local suppliers. After the raw milk is received, it is pasteurized at the Companys plant before the milk becomes the primary ingredient in the Companys yogurt products. The Companys largest supplier of raw milk supplied approximately 91% of the Companys needs in fiscal year 2002 and the second largest supplier provided approximately 9%. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.

Competition

The Companys products constitute a portion of a greater market, which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Companys products is very competitive because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Some of the companies that produce products that compete with those of the Company are substantially larger and have significantly greater resources. Increased competition from the established manufacturers and distributors of frozen desserts, snacks and beverages can be expected in the future.

The Company competes against different sets of manufacturers for each product it markets. The Companys principal competitors for soft serve frozen yogurt products include Colombo (General Mills), Freshens and Eskimo Pie. Smoothie product competitors include Island Oasis, Frutazza, Parrot Ice and Artic Ice. In addition to the large primary competitors identified, The Company competes with numerous small local and regional companies.

The Companys products have a history of being recognized in the marketplace for their high quality. In July 1989, the Chicago Tribune listed YOCREAM as the best tasting of 13 national brands of frozen yogurt on the basis of a test by seven independent judges. On May 11, 2000, the Miami New Times rated YOCREAM as the Best Frozen Yogurt and commented, Fortunately science finally has come up with YOCREAM. This stuff is super rich, extra creamy, and (Seinfeld fans take note) fat free!

Through the Companys national system of brokers and distributors, the Company believes it competes effectively. Price and quality competition, however, has become intense in certain geographical areas. The Company has responded to price competition from regional dairies with its lower-priced products under the Yogurt Stand label and to competition on quality with its YOCREAM brand products. While the Company has experienced competitive success in the past, no assurance can be given that the Company will continue to compete success-fully against other available products.

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

Trademarks and Trade Names

The Company registered as a trademark the name of its primary product, YOCREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Companys products use that basic trade name with other words or designations, such as YOCREAM LITE. In addition, the Company uses the trademarks "JUST SAY YO," "PURE PLEASURE," "YOGURT STAND," "PURE PLEASURE, PURE FOOD, PURE ENVIRONMENT," "ITS A BELIEF, IT'S A LIFESTYLE," "SOFT SCOOP" "YO CAFFE"
"SMOOTH AND TASTY", and FRUITQUAKE. The Company has registered or intends to register these trademarks in the United States and may register the trademark YOCREAM in other foreign countries.

Employees

The Company employed 55 persons at October 31, 2002, all of who were full-time (35 hours per week or more.) None of the Companys employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Companys sales representatives manage a network of national and regional foodservice brokers. These are independent brokers and are paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.

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

In May 1994, when the lease of the Companys production and office facilities expired, the Board of Directors decided that in order to preserve capital the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. In fiscal year 1998, Pente Investments agreed to fund a 4,200 square foot facility to provide needed office space. The current lease as amended has a remaining term of approximately 10 years and provides for a base rent of $15,950 per month for the next year and then increasing at approximately 3% per year thereafter.

During 1999, the Company leased, from an unrelated party, approximately 5,500 square feet of additional dry warehouse space in a nearby facility.

Other materially important property of the Company includes certain equipment, which it utilizes to manufacture and distribute its products, including standard dairy equipment, holding tanks and refrigeration units. In addition, the Company leases other equipment under operating leases.


Item 3: LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company had no material litigation pending against it.


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 2002.


                                    PART II


Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol YOCM. As of January 15, 2003, there were 2,250,178 shares of the common stock outstanding and there were 149 shareholders of record estimated to represent approximately 900 beneficial holders based on the number of individual participants in security position listings. On January 15, 2003 the closing bid and asked prices were $7.43 and $8.09, respectively.

The following table sets forth the high and low closing prices for quarterly periods in the two twelve month periods ended October 31, 2002 and October 31, 2001, as reported by Nasdaq Stock Market:


     Twelve months Ended October 31, 2002              High         Low

          August 1, 2002   -  October 31, 2002        $8.76        $6.37
          May 1, 2002      -  July 31, 2002            9.75         5.26
          February 1, 2002 -  April 30, 2002           6.20         3.45
          November 1, 2001 -  January 31, 2002         4.13         3.26

     Twelve months Ended October 31, 2001              High         Low

          August 1, 2001   -  October 31, 2001        $4.00        $3.00
          May 1, 2001      -  July 31, 2001            3.93         3.20
          February 1, 2001 -  April 30, 2001           3.97         3.13
          November 1, 2000 -  January 31, 2001         3.88         3.25

The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Companys capital assets.


Item 6: SELECTED FINANCIAL DATA.

The following selected financial data set forth below as of October 31, 2002, 2001 and for each of the three years in the period ended October 31, 2002 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 2000, 1999, and 1998 and for each the two years in the period ended October 31, 1999, are derived from financial statements not included herein.


                                             October 31,

Balance Sheets              2002          2001          2000          1999
1998
Total Current Assets    $5,430,073    $4,992,797    $4,372,804    $4,637,304
$3,356,445
Total Assets            10,224,937     9,651,561     7,426,575     7,356,915
6,555,657

Long-Term Debt             858,167     1,037,024       125,073       201,238
162,605

Shareholders' Equity     7,503,195     6,818,348     6,130,492     5,351,730
4,451,320



                                   For the Years Ended October 31,

Statements of Income       2002           2001           2000           1999
1998
Sales (1)             $19,438,892    $15,616,943    $14,943,886    $14,064,992
$10,052,445

Income from
   Operations           1,549,234      1,125,081      1,542,737      1,468,445
616,079



Income before Taxes     1,368,070      1,021,193      1,572,918      1,424,066
502,703

Income Tax Provision
   (Benefit) (3)          512,000        268,000        548,000        406,000
(200,000)

Net Income   (2)          856,070        753,193      1,024,918      1,018,066
702,703

Earnings per Common
   Share-Basic (2)            .38            .33            .45            .44
..31

Earnings per Common
   Share-Diluted  (2)         .38            .33            .45            .43
..30

<F1>
(1)  As a result of EITF 00-14, Accounting for Sales Incentives, and EITF
00-25 Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, the cost of sales incentive programs previously classified as sales and marketing expenses, has been reported as a reduction of sales beginning in the first quarter of 2002. For fiscal years 2001, 2000, 1999 and 1998 the Company retroactively reclassified expenses of $266,000, $145,000, $194,000 and $154,000, respectively. This reclassification had no effect on net income as previously reported.

<F2>
(2) Fiscal year 2002 results were impacted by a one-time unusual expense of $147,000 in the fourth quarter. This represented settlement of a freight charge claim to a customer for shipments in 1999 and 2000. Were it not for the one-time charge related to prior years, earnings per share for 2002 would have been $0.42.

<F3>
(3) The effective tax rates for fiscal years 2002, 2001, 2000, 1999 and 1998 are 37.4%, 26.3%, 34.8%, 28.5% and 39.8%. The fiscal year 2001 rate is lower than the other years because of the deduction of research and development credits relating to several years.

<F4>
(4) Income tax benefit in fiscal year 1998 related to reevaluations of the benefit of net operating loss carryforwards. As of fiscal 2000, the Company has fully utilized all of the net operating loss carryforwards.


Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

General

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

In fiscal 2002, the Company achieved a 24.5% increase in sales, a 37.7% increase in income from operations, and a 13.7% increase in net income.

Dannon Alliance

Following the expansion of the Companys field sales personnel, and the completion of a major upgrade of its plant facility in January 2001, the Company successfully entered into a strategic alliance with The Dannon Company in April 2001. The purpose of the alliance was for Yocream to supply soft serve frozen yogurt to Dannons foodservice customers. By July 2001 the alliance had provided the Company with several new brokers and distributors in previously untapped markets. It also facilitated accessing national and international accounts that had not been penetrated in the past, including military installations and governmental agencies.

In October 2001, the Company announced that the alliance with The Dannon Company was expanded, beyond selling yogurt to Dannons foodservice customers, to include a co-branded line of soft serve frozen yogurt. The top-quality product line is Dannon/YoCream and includes more than forty flavors of soft serve frozen yogurt. The co-branded line utilizes YoCream formulas and includes nonfat, low fat, and no-sugar-added flavors. Under the terms of the alliance agreement, Dannon currently receives a royalty from the sales of DANNON/YOCREAM product.

In January 2003, the Company announced a further expansion of its business association with Dannon. In February 2003, the sales teams for both companies will begin representing the combined cultured dairy and related product lines to the foodservice (away from home) market. It is expected that the efficiencies of a unified sales force of yogurt experts will increase presence in the market, maximizing sales potential.

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

Sales

The Companys sales were $19,439,000, $15,617,000, and $14,944,000, for the years ended October 31, 2002, 2001, and 2000, respectively, and represented increases of 24.5% in 2002 and 4.5% in 2001.

The increase in fiscal 2002 sales primarily related to increases in yogurt sales and from the sale of new products (coffee latte freeze, soft frozen custard and gourmet-softened ice cream). Fiscal 2001 sales were impacted by the downturn in the economy during the first half of the year, but increased approximately 12.7% in the last half. The improved results in the last half of the year was in part due the Companys strategic alliance with The Dannon Company, Inc., which began in July 2001, and the expansion of the Companys field sales personnel.

For the years 2002, 2001 and 2000, the breakdown of sales by product are as follows:

                              %                    %                    %
Category          2002      Total      2001      Total     2000       Total

Yogurt        $10,108,000   52.0%   $8,544,000   54.7%   $8,247,000   55.2%

Smoothies       6,921,000   35.6%    6,675,000   42.8%    6,417,000   42.9%

Coffee Latte    1,418,000    7.3%      129,000    0.8%            -      -

Custard and
Ice Cream         727,000    3.7%       83,000    0.5%            -      -

Copacking         265,000    1.4%      186,000    1.2%      280,000    1.9%

              $19,439,000  100.0%  $15,617,000  100.0%  $14,944,000  100.0%


Yogurt Sales:	The 18.3% increase in yogurt sales in 2002 was due to
increases in sales to both Costco Wholesale and other foodservice distributors. Sales to Costco have increased due to the opening of new stores, and other innovative programs, which have increased same store sales of the Companys yogurt products. Yogurt sales to other foodservice distributors have increased primarily as a result of sales to military customers, which followed the Companys strategic alliance with The Dannon Company, Inc., and the efforts of the Companys foodservice sales staff.

The Companys expanded sales to the military segment is growing steadily. The Company participates in all of the DSCP (Defense Supply Center of Philadelphia) programs and selectively advertises in government food service publications. The Companys marketing efforts are expanding brand awareness throughout the military as indicated by invitations to participate in menu board meetings domestically and internationally. Internationally, our European, Asian and Middle Eastern business is expanding in all segments of the military, and we expect this segment to increase in 2003. The Company added 10 new prime vendors (military distributors) to its customer list in 2002. In addition to selling Dannon/YoCream Frozen Yogurt, in June the Company received approval and new NAPA (National Allowance Pricing Agreement) numbers to sell YoCream soft serve frozen custard and 4 ounce novelty frozen custard cups. Novelty items are in demand, because they do not require special equipment, and they fulfill food service needs in channels such as commissary, dining hall, and MWR (Morale, Welfare, and Recreation) facilities. The custard cups provide an opportunity to gain sales in an area where the Company has not had a presence. As troop morale is a priority for 2003, the Company prepared a program specially designed for MWR and has been approved to begin presenting to individual installations in 2003.

Smoothie Sales:	The 3.7% increase in smoothie sales in 2002 primarily
relates to dispenser smoothie sales as a result of new store openings by Costco Wholesale, the primary customer for this product line. However, the Company recently entered into a three-year branded program with Garden Ridge Corporation to sell YoCream Dispenser Smoothies to its stores. Garden Ridge, the home decor and craft marketplace, is a Texas-based chain with 43 stores in thirteen states. YoCream smoothies are being served in the Cafe, an in-store food service area providing refreshments for shoppers, in 13 stores. The program is expected to increase YoCream brand exposure in the Southwest and Southeast, and broaden smoothie distribution in these markets.

Coffee Latte Sales:	The significant increase in coffee latte sales
relates to the early stages of the rollout of this product to Costco Wholesale. The process first began in 2001 with a frozen product. The demand for this product has been so great that it became necessary to move to the development of an aseptically packaged 3-gallon bag of fresh, rather than frozen product. The Company has completed plans with suppliers, machine manufacturers and an outside copacker to develop the most effective processing and packaging for this product and began shipments in September 2002. Currently this product is being supplied to fifty-two stores. It is expected that this product will be rolled out to additional stores in fiscal 2003.

Custard and Ice Cream Sales:	The significant increase in custard and ice
cream sales is primarily due to the sale of soft serve frozen custard to Runza Restaurants, a 64-unit chain based in Lincoln, Nebraska. On June 11, 2002, the Company announced that it had signed a two-year contract and began supplying truckload quantities of its soft serve frozen custard to the Runza chain. Also included in this category is a new line of gourmet-softened ice cream developed for Tullys Coffee Corporation, a leading specialty coffee retailer, wholesaler and roaster with 100 specialty retail stores in Washington, Oregon, California and Idaho.

The Company is currently in the process of finalizing development of a new product category scheduled for release in the first half of fiscal 2003. The R&D department is instrumental in supporting the sales and marketing efforts of the Company through continually formulating new flavors and flavor modifications.

Cost of Sales

The cost of sales, as a percentage of revenues, were 71.7%, 70.6%, and 68.2%, in 2002, 2001, and 2000 respectively. Costs increased in 2002 as a result of the manufacture of coffee latte freeze, which contain more expensive ingredient costs than the Companys other product lines. In addition, the increased sales volume in 2002 reduced the overhead cost per case of all manufactured products.

In fiscal 2001, cost increases were experienced in ingredients, transpor-tation, and utility costs. Ingredients used in the Companys products are agricultural products subject to price risk. The Company attempts to minimize this risk by entering into contracts to cover its annual production requirements. During 2001 when certain contracts matured, the Company experienced significant increases in the costs of vanilla, cocoa, and liquid sugar. Competitive conditions limit the ability to pass on these costs. Depreciation and lease payments also increased due to the plant upgrade project completed in January 2001.

Gross Profit

Gross profit margins were 28.3%, 29.4%, and 31.8%, in 2002, 2001, and 2000.
Margins decreased in 2002 and 2001 primarily as a result of the change in sales mix, including the introduction of the new coffee latte product. The related decrease in average sale price per case and the increase in cost of sales were also factors.

Management is aggressively pursuing alternatives to significantly reduce ingredient, manufacturing and logistic costs and expects to realize benefits from this intense effort during fiscal 2003. Furthermore, the Companys research and development department is studying alternatives to high cost ingredients while maintaining its strict commitment to quality. The Company also expects economies of scale to accompany sales increases.

Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 2002, 2001, and 2000 were 10.4%, 11.0%, and 10.3%, respectively. Such expenses are generally related to the level of revenues and marketing activities. Sales and marketing expenses in total have increased in 2002 and 2001 due to promotional expenses, Dannon royalty payments, an increase in field staff, and travel expenses related to supporting the sales expansion. Management believes that the opportunities merit the intensified sales and marketing activities

General and Administrative Expenses

General and administrative expenses for the years ended October 31, 2002, 2001, and 2000, as a percentage of revenues, were 9.9%, 11.2%, and 11.2%, respectively. Overall general and administrative expenses have increased over the three-year period, primarily due to increases in personnel costs, professional fees, and various other administrative expenses.

Income from Operations

Income from operations for the years ended October 31, 2002, 2001, and 2000 was $1,549,000, $1,125,000, and $1,543,000 respectively. The significant increase of 37.7% in income from operations in 2002 resulted primarily from the 24.5% increase in sales.

The results for 2001 were impacted by the Companys commitment to expand its sales organization and intensify its marketing programs. Management believes, however, that such expenditures have contributed to the growth in foodservice sales. The results were also affected by the increase in cost of sales described above.

Other Income (Expense)

Interest expense increased in 2001 as a result of the term loan in June 2001 associated with the plant upgrade project. Over the last two years construction interest capitalized amounted to $5,300 in 2001, and $20,600 in 2000.

Unusual expense in 2002 consists of a one-time charge of $147,000. This represents the settlement of a freight charge claim to a customer for shipments in 1999 and 2000.

Other expense of $71,000 in fiscal 2001, primarily represents a provision for loss on disposition of surplus equipment.

Income before Income Taxes

Income before taxes for the years ended October 31, 2002, 2001, and 2000 was $1,368,000, $1,021,000, and $1,573,000, respectively. In comparison to the prior year, income before income taxes was up 34.0% in 2002 as a result of the 24.5% increase in sales. Income before taxes was down in 2001, compared to 2000, due to certain cost increases, the plant expansion, and the expanded sales organization as explained above.

Provision for Income Taxes

The effective tax rate was 37.4%, 26.2% and 34.8% in 2002, 2001 and 2000, respectively. The effective rates are less than the expected rate of 38.4% primarily due to the recognition of the remaining NOL benefit in 2000, and realization of federal tax credits in 2002 and 2001. In the future, the Company expects that its provision for income taxes will be at or near the applicable federal and state statutory rates.

In 2001, the tax provision was reduced by research and development tax credits of approximately $145,000 relating to several years.

In 2000, the Company utilized the remaining federal and state net operating loss carryforwards aggregating approximately $1,116,000 and $321,000, respectively to reduce taxes payable, and recorded a tax provision of $548,000. The tax provision primarily represented a reduction in the deferred tax asset.

Net Income

Net income for the years ended October 31, 2002, 2001, and 2000 was $856,000, $753,000, and $1,025,000, respectively. Net income, as a percentage of sales, was 4.4%, 4.8%, and 6.9% in each of the three years. In addition to the factors described above, management believes that operating results would have been greater for the last two years were it not for the diversion of the major plant expansion project, the focus on establishing the strategic alliance with the Dannon Company, Inc., and the general downturn in the economy. Further-more, net income for 2002 was impacted by the one-time unusual expense of $147,000 and the overhead related reduction in inventory valuation, as explained above. Nevertheless, the Company achieved an increase of 13.7% in 2002 net income compared to 2001.

New Accounting Pronouncements

See Note B of Notes to Financial Statements for a discussion of the adoption of new accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the Companys financial statements and related notes. On an ongoing basis, management evaluates these estimates, including those related to inventory reserves and allowance for doubtful accounts. Management bases these estimates on historical experience and on various other assumptions. Actual results may differ from these estimates if conditions turn out differently from the assumptions.

The Companys accounting policies are more fully described in Note A of Notes to Financial Statements. The critical accounting policies are as follows:

  Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods. The realizability of raw material and finished goods inventories is regularly evaluated based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors, and reserves established as necessary.

  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.

  Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to EITF 00-14 Accounting for Certain Sales Incentives, certain coupons, rebate offers and free products offered concurrently with a single exchange transaction are recognized at the later of when revenue is recognized or when the sales incentive is offered, and reported as a reduction in revenue. In addition, pursuant to EITF 00-25 Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendors or promotion of sales of the vendors products by the retailer or wholesaler are recognized when incurred and reported as a reduction of revenue. See Note B of Notes to Financial Statements for a discussion of the adoption of EITF 00-14 and EITF 00-25.

  The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation
  (SFAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

During the three years ended October 31, 2002, the Company entered into operating leases relating to certain assets utilized in its production process. (See Note N of the Notes to Financial Statements for a description of these off-balance sheet lease commitments.)

As a result of the increase in sales and operating results over the last three years, the Company has experienced a corresponding increase in cash flow. EBITDA (earnings before interest, taxes, depreciation and amortization) was approximately $2,029,000, $1,665,000, and $1,954,000 in 2002, 2001, and 2000,
respectively. As a result the Company was able to finance approximately 50% of the plant upgrade expenditures in 2001 and 2000, and increase cash and cash equivalents in 2002 and 2001.

At October 31, 2002, the Company has a bank line of credit of $2,000,000, which has been unused since mid-1999. The current agreement matures in July 2003, and provides for an interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days.

At October 31, 2002, the Company also has a $1,027,000 term loan, which was arranged to finance the portion of the plant upgrade project, which was not financed by cash flow. The facility provides for payments over five years with interest at 30-day LIBOR plus 200 basis points, with the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit, and is collateralized by the plant project assets and other existing equipment and fixtures owned by the Company as of June 30, 2001. The lender has agreed to release its security interest in the other equipment and fixtures after the outstanding balance is reduced to $700,000, provided that the ratio of the loan to appraised value of the collateral is equal to or less than .70 to 1.00.

As of October 31, 2002, the Company has arranged a term loan with its bank, which permits borrowings of up to $350,000 to finance equipment. The agreement provides for payments over five years with interest at 30 day LIBOR plus 200 basis points. The agreement also provides the option to fix the rate during the term. At October 31, 2002, long-term debt includes $181,500 of obligations, which the Company intends to finance under this loan agreement.

The Company leases its offices and production facilities. The lease has a remaining term of approximately 10 years with renewal provisions and provides for a base rent of $191,400 annually for the next year and then increases at approximately 3% per year thereafter. (See Note N of Notes to Financial Statements for a description of the terms).

The Companys capital expenditures for the years ended October 31, 2002, 2001, and 2000 were approximately $642,000, $2,245,000, and $1,090,000, respectively.
Expenditures in 2001 and 2000 include approximately $2,833,000 relating to the plant upgrade project.

The Company is in the process of evaluating its capital expenditure plans for fiscal 2003, which could be as much as $2,300,000 to include the cost of a high-acid aseptic packaging system for the smoothie product that the Company is currently producing for Costco Wholesale, and other production equipment purchases. This expansion is being evaluated to accommodate the customers request for an aseptic extended shelf life product. The Company believes that adequate financing can be arranged.

During the three years ended October 31, 2002, 2001, and 2000 the Company repurchased 71,713, 45,592, and 98,710 shares, respectively of its common stock. It has been the Companys practice to purchase shares of its stock from time to time, pursuant to board approved plans. The Company also purchases stock for its required contributions to the Companys 401(k) Employee Savings Plan and Trust. (See Note H of Notes to Financial Statements for a further explanation).

The Company believes its existing assets, bank lines, and cash flow from oper-ations will be sufficient to fund the Companys operations for at least the next twelve months.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Ingredients used in the Companys products are agricultural products subject to price risk. The Company attempts to minimize this risk by entering into contracts to cover its annual production requirements. During 2001 when certain contracts matured, the Company experienced significant increases in the costs of vanilla, cocoa, and liquid sugar. Competitive conditions limit the ability to pass on these costs.

At October 31, 2002, borrowings outstanding under a secured term loan facility with its bank amounted to approximately $1,027,000. The facility bears interest at 30 day LIBOR plus 200 basis points (3.74% at October 31, 2002), with the option to fix the rate during the term. A hypothetical increase of 200 basis points in the interest rate would increase interest expense by approximately $17,000 in the next fiscal year, if the rate were not fixed by entering into an interest rate swap.

The Company does not currently utilize derivative securities.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is submitted as Appendix A to this report.


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated herein by reference from the sections entitled "ELECTION OF DIRECTORS" and "INFORMATION REGARDING MANAGEMENT AND DIRECTORS" in the Companys Proxy Statement for its 2003 Annual Meeting of Shareholders.


Item 11:  EXECUTIVE COMPENSATION.

The response to this item is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" in the Companys Proxy Statement for its 2003 Annual Meeting of Shareholders.


Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The response to this item is incorporated herein by reference from the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Companys Proxy Statement for its 2003 Annual Meeting of Shareholders.


Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated herein by reference from the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Companys Proxy Statement for its 2003 Annual Meeting of Shareholders.


                                 PART IV


Item 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "evaluation date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this annual report has been made known to them in a timely manner.

     (b)  Changes in Internal Controls.

Since the evaluation date, there have been no changes to the Company's internal controls or in other factors that could significantly affect those controls.


Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. The response to this portion of Item 15 is submitted as Appendix A to this report.

     (a) (2) Financial Statement Schedules.  The response to this portion of
Item 15 is submitted as Appendix A to this report.

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


Exhibit                                                            Filing
Number                    Exhibit                                 Reference

     3.1       Restated Articles of Incorporation                     i
               of the Company.

     3.2A      Articles of Amendment, dated                          ii
               October 29, 1991.

     3.2B      Articles of Amendment, dated                         vii
               March 24, 1999, changing name
               to YOCREAM International, Inc.

     3.3       Amended Bylaws of Company.                             i

     3.4       Amendment to Amended Bylaws, dated                   iii
               March 14, 1990.

     3.5       Amendment to Amended Bylaws, dated                   iii
               April 10, 1991.

    10.1       1994 Combined Incentive and Non-qualified              v
               Stock Option Plan

    10.2       Commercial lease and by and between                   iv
               John N. Hanna, David J. Hanna,
               James S. Hanna, Harry M. Hanna
               and Joseph J. Hanna Jr.; landlord and
               YOCREAM International, Inc., dated
               July 5, 1994.  Assignment of the lease
               To Pente Investments L.L.C.,
               dated July 5, 1994

    10.3       Amendment No.1 to commercial lease                    vi
               between Pente Investments L.L.C. and
               YOCREAM International, Inc., dated
               June 4, 1998.

    10.4       2000 Stock Option Plan                              viii

    10.5 Cobrand License agreement between The Dannon Company,Inc. And YOCREAM International, Inc., dated September 6, 2001 filed herewith.

    19.1       Certification of John N. Hanna Pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

    19.2       Certification of W. Douglas Caudell Pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

    23.1       Consent of Independent Accountants
               filed herewith.

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

    iv         Incorporated herein by reference from the Companys
               Quarterly report form 10-Q for the quarter ended
               July 31, 1994.

    v Incorporated by reference from the Companys Registration statement on Form S-8, dated August 7, 1996.

    vi         Incorporated herein by reference from the Companys
               Annual Report form 10-K for the fiscal year ended
               October 31, 1998.

    vii        Incorporated herein by reference from the Companys
               Quarterly report form 10-Q for the quarter ended
               April 30, 1999.

    viii       Incorporated by reference from the Companys
               Quarterly report from 10-Q for the quarter ended
               April 30, 2000.

    (b)        Reports on Form 8-K:
               None.

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

YOCREAM INTERNATIONAL, INC.	                         Dated:  January 29, 2003


By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ John N. Hanna                                 Dated:  January 29, 2003
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

By:  /s/ David J. Hanna                                Dated:  January 29, 2003
     David J. Hanna

     President and Director

By:  /s/ James S. Hanna                                Dated:  January 29, 2003
     James S. Hanna
     Director

By:  /s/ Carl G. Behnke                                Dated:  January 29, 2003
     Carl G. Behnke
     Director

By:  /s/ Joseph J. Hanna                               Dated:  January 29, 2003
     Joseph J. Hanna
     Director

By:  /s/ William J. Rush                               Dated:  January 29, 2003
     William J. Rush
     Director

By:  /s/ Craig E. Tall                                 Dated:  January 29, 2003
     Craig E. Tall
     Director

By:  /s/ W. Douglas Caudell                            Dated:  January 29, 2003
     W. Douglas Caudell
     Chief Financial Officer




                                 CERTIFICATION

I, John N. Hanna certify that:

1. I have reviewed this annual report on Form 10-K of YoCream International, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John N. Hanna                                     Dated:  January 29, 2003
John N. Hanna, Chief Executive Officer




                                 CERTIFICATION

I, W. Douglas Caudell certify that:

1. I have reviewed this annual report on Form 10-K of YoCream International, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ W. Douglas Caudell                                Dated:  January 29, 2003
W. Douglas Caudell, Chief Financial Officer



                       FINANCIAL STATEMENTS AND REPORT
                          OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS

                       YOCREAM INTERNATIONAL, INC.
                        OCTOBER 31, 2002 AND 2001

                            C O N T E N T S

                                                                    Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     1


FINANCIAL STATEMENTS

   BALANCE SHEETS                                                      2

   STATEMENTS OF INCOME                                                3

   STATEMENT OF SHAREHOLDERS EQUITY                                    4

   STATEMENTS OF CASH FLOWS                                            5

   NOTES TO FINANCIAL STATEMENTS                                       6


               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
YOCREAM International, Inc.

We have audited the balance sheets of YOCREAM International, Inc. as of October 31, 2002 and 2001, and the related statements of income, shareholders equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YOCREAM International, Inc. as of October 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                /s/ GRANT THORNTON LLP

Portland, Oregon
December 20, 2002

                        YOCREAM International, Inc.

                             BALANCE SHEETS

                               October 31,

                                                         2002           2001
			ASSETS

Current assets
   Cash and cash equivalents                         $ 1,528,818    $ 1,161,661
   Trade accounts receivable, net of
     allowance for doubtful accounts of
     $18,000 in 2002 and $28,500 in 2001                 900,996      1,039,003
   Inventories                                         2,654,432	    2,473,538
Other current assets                                     311,227        266,795
Deferred tax assets                                       34,600         51,800

      Total current assets                             5,430,073      4,992,797

Fixed assets, net                                      4,385,900      4,344,981
Intangible and other long-term assets, net               408,964        313,783

                                                     $10,224,937    $ 9,651,561


       LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
   Current portion of long-term debt                 $   360,358    $   344,676
   Accounts payable                                    1,083,954      1,142,398
   Income taxes payable                                   31,709        122,175
   Other accrued liabilities                             143,754        140,140

      Total current liabilities                        1,619,775      1,749,389

Long-term debt, less current portion                     858,167      1,037,024
Deferred tax liabilities                                 243,800         46,800

      Total liabilities                                2,721,742      2,833,213


Shareholders equity
   Preferred stock, no par value, 5,000,000
      shares authorized, none issued or outstanding           -              -
   Common stock, no par value,
      30,000,000 shares authorized                     4,625,981      4,797,204
   Retained earnings                                   2,877,214      2,021,144

      Total shareholders equity                       7,503,195      6,818,348

                                                     $10,224,937    $ 9,651,561




The accompanying notes are an integral part of these statements



                        YOCREAM International, Inc.

                           STATEMENTS OF INCOME

                       For the year ended October 31,

                                       2002            2001            2000

Sales                              $19,438,892     $15,616,943     $14,943,886

Cost of goods sold                  13,947,245      11,024,318      10,196,307

      Gross profit                   5,491,647       4,592,625       4,747,579

Selling and marketing expenses       2,023,469       1,723,884       1,536,317
General and administrative expenses  1,918,944       1,743,660       1,668,525

      Income from operations         1,549,234       1,125,081       1,542,737

Other income (expense)
   Interest income                      14,743          22,806          34,477
   Interest expense                    (48,420)        (55,224)         (4,296)
   Unusual expenses                   (147,487)             -               -
   Other, net                               -          (71,470)             -

      Income before income taxes     1,368,070       1,021,193       1,572,918

Income tax provision                   512,000         268,000         548,000

      NET INCOME                   $   856,070     $   753,193     $ 1,024,918

Earnings per common share - basic  $      0.38     $      0.33     $      0.45

Earnings per common share - diluted	$     0.38     $      0.33     $      0.45

Shares used in basic
   earnings per share                2,253,248       2,262,657       2,282,180

Shares used in diluted
   earnings per share                2,272,986       2,271,186       2,303,639


















The accompanying notes are an integral part of these statements


                       YOCREAM International, Inc.

                    STATEMENT OF SHAREHOLDERS EQUITY

                                                                  Retained
Total
                                          Common Stock            Earnings
Shareholders

                                       Shares       Amounts       (Deficit)
Equity
Balance, October 31, 1999            2,309,293     5,108,697       243,033
5,351,730

   Net income                               -             -      1,024,918
1,024,918
   Stock options exercised              52,000       112,350            -
112,350
   Repurchase of common stock          (98,710)     (396,606)           -
(396,606)
   Tax benefit of options exercised         -         38,100            -
38,100

Balance, October 31, 2000            2,262,583     4,862,541     1,267,951
6,130,492

   Net income                               -             -        753,193
753,193
   Stock options exercised              43,000        84,350            -
84,350
   Repurchase of common stock          (45,592)     (173,092)           -
(173,092)
   Tax benefit of options exercised         -         23,405            -
23,405

Balance, October 31, 2001            2,259,991     4,797,204     2,021,144
6,818,348

   Net income                               -             -        856,070
856,070
   Stock options exercised              61,900       216,380            -
216,380
   Repurchase of common stock          (71,713)     (461,403)           -
(461,403)
   Tax benefit of options exercised         -         73,800            -
73,800

Balance, October 31, 2002            2,250,178     4,625,981     2,877,214
$7,503,195

<F1>
The accompanying notes are an integral part of these statements





                        YOCREAM International, Inc.

                         STATEMENTS OF CASH FLOWS

                       For the year ended October 31,


                                                2002        2001        2000
Cash flows from operating activities
  Net income                               $  856,070  $  753,193  $1,024,918
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization           612,376     588,996     377,298
      Loss on disposal of equipment                -       72,302          -
      Deferred income taxes                   214,200      49,000     413,000
      Change in assets and liabilities
        Accounts receivable                   138,007     (41,927)     64,542
        Inventories                          (180,894)     23,875     128,749
        Other assets                         (150,759)   (150,379)     17,995
        Accounts payable                      (58,444)    228,518    (648,850)
        Income taxes payable                  (90,466)     53,179      68,996
        Other accrued liabilities               3,614      25,681     (47,148)

           Net cash provided by
             operating activities           1,343,704   1,602,438   1,399,500

Cash flows from investing activities
  Expenditures for fixed assets              (642,149) (2,244,531) (1,089,513)

           Net cash used in
             investing activities            (642,149) (2,244,531) (1,089,513)

Cash flows from financing activities
  Proceeds from issuance of long-term debt    181,500   1,400,000          -
  Principal payments on long-term debt       (344,675)   (250,048)    (82,100)
  Repurchase of common stock                 (461,403)   (173,092)   (396,606)
  Proceeds from exercise of stock options     290,180     107,755     150,450

           Net cash provided by (used in)
             financing activities            (334,398)  1,084,615    (328,256)

           Net increase (decrease) in
             cash and cash equivalents        367,157     442,522     (18,269)

Cash and cash equivalents,
  beginning of year                         1,161,661     719,139     737,408

Cash and cash equivalents,
  end of year                              $1,528,818  $1,161,661  $  719,139








The accompanying notes are an integral part of these statements


                        YOCREAM International, Inc.

                       NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YOCREAM International, Inc. (the Company) was incorporated on January 14, 1977 in the state of Oregon. The Company manufactures and wholesales frozen yogurt, custard, ice cream and snacks, in addition to fruit and coffee smoothie beverages, primarily under the name YO CREAM or DANNON YOCREAM.
Sales are made primarily throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

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

2.     Cash and cash equivalents

Cash and cash equivalents include money market and other short-term investments with a remaining maturity of three months or less when purchased.

3.     Inventories

Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods.
4.     Fixed Assets

Fixed assets are stated at cost. Expenditures for replacements and improvements are capitalized, and expenditures for repairs and maintenance and routine replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. Depreciation is provided for on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the life of the lease or the service life of the improvement, whichever is shorter. The estimated lives used in calculating depreciation and amortization are as follows:

               Plant equipment                           10-25 years
               Office equipment and furnishings           3-10 years
               Leasehold improvements                     5-14 years

5.     Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, approximate fair value because of the relatively short maturity of these instruments. The carrying value of notes payable and long-term debt approximate fair values based upon the interest rates available to the Company for similar instruments.

6.     Revenue Recognition and Sales Incentives

Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to EITF 00-14 Accounting for Certain Sales Incentives, certain coupons, rebate offers and free products offered concurrently with a single exchange transaction are recognized at the later of when revenue is recognized or when the sales incentive is offered, and reported as a reduction in revenue. In addition, pursuant to EITF 00-25 Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendors or promotion of sales of the vendors products by the retailer or wholesaler are recognized when incurred and reported as a reduction of revenue. See Note B for a discussion of the adoption of EITF 00-14 and EITF 00-25.

7.     Shipping and Handling Costs

Shipping and handling costs are classified as part of cost of sales.

8.     Research and Development Costs

Research and development costs are expensed as incurred. For the years ended October 31, 2002, 2001 and 2000 such costs aggregated approximately $446,000, $269,000 and $454,000, respectively.

9.     Earnings Per Share (EPS)

Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.

10.     Supplemental Cash Flow Information

The Company made cash interest payments of $48,000, $61,000 and $25,000 for the years ended October 31, 2002, 2001 and 2000, respectively. Income taxes paid for the years ended October 31, 2002, 2001, and 2000 totaled $315,000, $142,000 and $25,000, respectively.

11.     Reclassifications

Certain amounts previously reported as general and administrative expense in the prior year have been reclassified to cost of goods sold to conform to the current years presentation. Certain balance sheet items at October 31, 2001 have also been reclassified to conform to the current years presentation.

12.     Recent Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company believes the adoption of SFAS 141 will have no impact on its financial statements.

SFAS No. 142 establishes new standards of accounting for goodwill and other intangible assets and, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will be continue to be amortized over that period. The Company is required to adopt SFAS 142 for the first quarter ending January 31, 2003. The Company believes the adoption of SFAS 142 will have no significant impact on its financial statements.

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


NOTE B - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

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

The Company adopted EITF 00-14 and EITF 00-25 in the first quarter of fiscal 2002. Comparative financial statements for prior periods have been reclassified to comply with the classification guidelines of EITF 00-14 and EITF 00-25.
The Company also adopted EITF 01-09 Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products in the first quarter of fiscal 2002, which consolidates and clarifies guidance given under EITF 00-14 and EITF 00-25, but does not change the accounting prescribed above for the Company. For the years ended October 31, 2001 and 2000 the Company retroactively reclassified expenses of $266,000 and $145,000, respectively.
The retroactive reclassification of these expenses resulted in a decrease in total sales and gross profit, along with a corresponding decrease in selling and marketing expenses, with no effect on net income as previously reported.

For the year ended October 31, 2002, the Company presented these expenses as a reduction in net sales in accordance with this pronouncement. For the three years ended October 31, 2002, 2001 and 2000 the total of rebates and promo-tional costs charged against sales amounted to $599,000, $569,000, and $390,000, respectively.


NOTE C - INVENTORIES

	Inventories consist of the following at October 31,:
                                                      2002          2001

            Finished goods                      $ 1,996,415   $ 1,931,184
            Raw materials                           412,345       329,512
            Packaging material and supplies         245,672       212,842

                                                $ 2,654,432   $ 2,473,538


NOTE D - FIXED ASSETS

	Fixed assets consist of the following at October 31,:
                                                      2002          2001

            Machinery and equipment             $ 6,258,923   $ 5,795,983
            Office equipment and furnishings        245,305       218,947
            Leasehold improvements                1,182,210     1,154,415
		Construction in process                  93,360        80,201
                                                  7,779,798     7,249,546
            Less accumulated depreciation
              and amortization                   (3,393,898)   (2,904,565)

                                                $ 4,385,900   $ 4,344,981

Depreciation and amortization expense related to the Companys fixed assets aggregated $602,000, $568,000 and $367,000, for the years ended October 31, 2002, 2001 and 2000.

During the year ended October 31, 2000, the Company began a major renovation of its production facilities. Through October 31, 2000 the project was financed with cash flows from operations, a term loan facility, and operating leases. The plant upgrade project was completed in January 2001.

During the year ended October 31, 2001, the Company borrowed $1,400,000 under a secured term loan facility with its bank to finance approximately 50% of the project. The facility provides for payments over five years with interest at 30 day LIBOR plus 200 basis points, with the option to fix the rate during the term. The facility is subject to the same debt covenants as the revolving line of credit (see Note F), and is collateralized by the plant upgrade project assets and other existing equipment and fixtures owned by the Company as of June 30, 2001. The lender has agreed to release its security interest in the other equipment and fixtures after the outstanding balance is reduced to $700,000, provided that the ratio of the loan to appraised value of the collateral is equal to or less than .70 to 1.00.


NOTE D - FIXED ASSETS - Continued

During the year ended October 31, 2002, the Company acquired certain production equipment and arranged a bank financing commitment of $350,000 with terms similar to the secured term loan facility.


NOTE E - INTANGIBLE AND OTHER LONG-TERM ASSETS

Intangible assets consist of trademarks, principally YoCream with a cost basis of $257,000. Accumulated amortization associated with intangible assets totaled $161,000 and $151,000 at October 31, 2002 and 2001, respectively. In accordance with the provisions of SFAS No. 142, the amortization of trademarks will cease, beginning November 1, 2002.

As of October 31, 2002 and 2001, the Company had made deposits totaling $101,000 and $66,000 related to the leases of various equipment and its production and office facility and had investments in insurance policies of $163,000 and $136,000, respectively. As of October 31, 2002 and 2001, the Company also had other long-term assets of $48,000 and $5,000, respectively. These items are included in intangible and other long-term assets in the accompanying balance sheet.


NOTE F - NOTE PAYABLE TO BANK

The Company has an uncollaterialized bank line of credit which permits borrowing of up to $2,000,000. The line bears interest at the banks commercial lending rate, 4.75% at October 31, 2002. The line is subject to renewal by July 2003. There were no amounts drawn on this line at October 31, 2002 or October 31, 2001.

The line of credit contains certain financial covenants including covenants related to the ratio of senior liability (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits the amount of common stock which can be repurchased by the Company. At October 31, 2002, the Company was in compliance with all of these ratios and covenants.


NOTE G - LONG-TERM DEBT

Long-term debt consists of the following at October 31,:
                                                        2002          2001

Note payable to a bank in monthly installments
  of $4,709 through October 2002, including
  interest at prime less .25%, without collateral.  $     -      $     54,976

Note payable to a bank in monthly installments
  of $5,833 through December 2007, plus interest
  at 30-day LIBOR plus 2% (3.74% at October 31,
  2002), collateralized by certain equipment.        181,500               -

Note payable in monthly installments
  of $943 through October 2003,including
  interest at 6.6%, without collateral                10,358           20,058

Note payable to a bank in monthly installments
  of $23,333 through June 2006, plus interest
  at 30-day LIBOR plus 2% (3.74% at October 31,
  2002), collateralized by certain equipment.      1,026,667        1,306,666
                                                   1,218,525        1,381,700
Less portion due within one year                    (360,358)        (344,676)

                                                  $  858,167       $1,037,024


	The principal portion of long-term debt is payable as follows:

   Year ending
   October 31,

     2003                                         $  360,358
     2004                                            350,000
     2005                                            321,500
     2006                                            186,667
                                                  $1,218,525


NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust (the Plan) which requires the Company to make contributions to the Plan in the amount of 3% of eligible employee compensation. The Plan allows that the required contributions may be invested in common stock of the Company. The Company made contributions to the Plan of approximately $56,000, $51,000 and $50,200 during the years ended October 31, 2002, 2001 and 2000, respectively. All such contributions have been made in the form of common stock of the Company which has been purchased on the open market.

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

A summary of option transactions relating to the Stock Option Plan for nonemployee directors is as follows:

                                               Shares             Weighted
                                                under             Average
                                               option          Exercise Price

    Balance, October 31, 1999                  30,000               $2.09
       Exercised                              (15,000)               2.31

    Balance, October 31, 2000                  15,000	               1.87
       Exercised                              (15,000)               1.87

    Balance, October 31, 2001                      -

In January 1994, the Companys Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this plan. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 2002, these options had an exercise price of $4.00 and a weighted average remaining contractual life of approximately 1 year.
A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                               Shares             Weighted
                                                under             Average
                                               option          Exercise Price

    Balance, October 31, 1999                 121,000               $2.84
       Granted                                 53,000                4.00
       Exercised                              (37,000)               2.10
       Expired                                 (7,000)               2.12

    Balance, October 31, 2000                 130,000                3.54
       Granted                                     -
       Exercised                              (23,000)               1.75
       Expired                                     -

    Balance, October 31, 2001                 107,000                3.93
       Granted                                     -
       Exercised                              (31,900)               3.76
       Expired                                     -

    Balance, October 31, 2002                  75,100                4.00

In March 2000, the shareholders approved the 2000 Stock Option Plan. The plan provides for the grant of options to directors, key employees including employees who are directors and other persons who provide services to the Company. Initially the plan authorized the issuance of 100,000 shares of common stock upon exercise of options granted under the plan. In April 2002, the shareholders approved an amendment to the plan to increase the number of shares authorized for grants under the plan to 200,000. Options granted under the plan are exercisable at a per share price not less than 100% of the fair market value of the underlying common stock on the date of the grant.
Incentive stock options granted to any person with beneficial ownership of 10% or more of the outstanding shares of common stock must be exercisable at a per share price not less than 110% of the fair market value of the stock on the date of the grant. The plan will terminate January 25, 2010.

A summary of option transactions relating to the 2000 Stock Option Plan is as follows:

                                               Shares             Weighted
                                                under             Average
                                               option          Exercise Price

    Balance, October 31, 2000                      -
       Granted                                 70,000               $3.21
       Exercised                               (5,000)               3.21

    Balance, October 31, 2001                  65,000                3.21
       Granted                                 65,000                5.26
       Exercised                              (30,000)               3.21
       Expired                                 (5,000)               3.21

    Balance, October 31, 2002                  95,000                4.50

At October 31, 2002, there were 240,100 shares of common stock reserved for issuance under the Companys stock option plans.

The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS
123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share would approximate the pro forma amounts below:
                                          2002           2001          2000

Net income, as reported               $  859,070     $  753,193     $1,024,918
Net income, pro forma                 $  859,070     $  671,743     $  917,962
Diluted net income per common
  share, as reported                  $     0.38     $     0.33     $     0.45
Diluted net income per common
  share, pro forma                    $     0.38     $     0.30     $     0.40


The weighted-average fair value of options granted during the years ended October 31, 2002, 2001 and 2000 were $2.17, $1.35 and $2.56, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions in 2002, 2001 and 2000, respectively: no dividends; expected volatility of 43%, 42% and 73%; risk-free interest rate of 2.95%, 3.91% and 5.85%, and an expected life of 5 years.


NOTE J - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31,:

                                                      Weighted
                                                       Average     Per-Share
                                        Income         Shares       Amount
                                      (Numerator)   (Denominator)

2000
  Basic earnings per share
    Income available to
      common shareholders             $ 1,024,918     2,282,180     $ 0.45

  Effect of dilutive securities
    Stock options                              -         21,459

  Diluted earnings per share
    Income available to
      common shareholders             $ 1,024,918     2,303,639     $ 0.45


2001
  Basic earnings per share
    Income available to
      common shareholders             $   753,193     2,262,657     $ 0.33

  Effect of dilutive securities
    Stock options                              -          8,529

  Diluted earnings per share
    Income available to
      common shareholders              $  753,193     2,271,186     $ 0.33

2002
  Basic earnings per share
    Income available to
      common shareholders              $  856,070     2,253,248     $ 0.38

  Effect of dilutive securities
    Stock options                              -         19,738

  Diluted earnings per share
    Income available to
      common shareholders              $  856,070     2,272,986     $ 0.38


NOTE K - MAJOR CUSTOMERS
Revenues derived from the Companys largest customer represents 68%, 67% and 65% of total revenues in the years ended October 31, 2002, 2001 and 2000.


NOTE L - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred. For the years ended October 31, 2002, 2001 and 2000 advertising costs aggregated approximately $372,000, $327,000 and $294,000, respectively.


NOTE M - INCOME TAXES

The provision for income taxes for the years ended October 31, consists of the following:

                                         2002           2001           2000

     Current                         $  297,800     $  219,000     $  135,000
     Deferred                           214,200         49,000        413,000

                                     $  512,000     $  268,000     $  548,000


     The effective tax rate differed from the statutory federal tax rate due to the following:

                                                        Year ended October 31,

                                                       2002      2001     2000

         Statutory federal tax rate (graduated)        34.0%     34.0%    34.0%
         State taxes, net of federal benefit            4.1       3.8      3.7
         Tax credits                                   (2.1)    (10.5)       -
         Other                                          1.4      (1.0)    (2.9)

                                                       37.4%     26.3%    34.8%


     Deferred tax assets (liabilities) consist of the following at October 31,:

                                                        2002           2001

        Deferred tax assets
	    Accrued expenses                        $    9,600      $    18,800
          Allowance for doubtful accounts              6,900           10,900
          Inventory                                       -            22,100
          Other                                       18,100               -

          Deferred tax assets                     $   34,600      $    51,800

          Deferred tax liabilities
	      Fixed assets                          $ (243,800)      $  (46,800)


Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. As of October 31, 2002 and 2001, the Company has not recorded an allowance against deferred tax assets.


NOTE N - OPERATING LEASE COMMITMENTS INCLUDING THOSE WITH RELATED PARTIES

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


NOTE N - OPERATING LEASE COMMITMENTS INCLUDING THOSE
WITH RELATED PARTIES - Continued

  Minimum lease payments required under these operating leases are as follows:

       Year ending
       October 31,

          2003                                        $   424,000
          2004                                            422,000
          2005                                            357,000
          2006                                            310,000
          2007                                            259,000
       Thereafter                                       1,103,000

                                                       $2,875,000

Operating lease expense under the related party lease for the years ended October 31, 2002, 2001 and 2000 approximated $187,000, $187,000 and $177,000, respectively. Lease expense, exclusive of related parties, was approximately $318,000, $321,000 and $232,000 for the years ended October 31, 2002, 2001 and
2000. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statements of income.


NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the two years ending October 31, 2002 is as follows:

                                                          Basic      Diluted
                                 Gross           Net      Earnings   Earnings
    2002             Sales       Profit        Income     Per Share  Per Share
1st quarter      $ 3,361,716  $ 1,017,012   $  103,501   $  0.05   $  0.05
2nd quarter        4,593,568    1,327,212      224,242      0.10      0.10
3rd quarter        6,289,553    1,811,877      469,976      0.21      0.21
4th quarter        5,194,055    1,335,546       58,351      0.03      0.03

                 $19,438,892  $ 5,491,647   $  856,070   $  0.38   $  0.38


    See NOTE P regarding the impact of unusual expenses in the fourth quarter.

                                                          Basic      Diluted
                                 Gross           Net      Earnings   Earnings
    2001             Sales       Profit        Income     Per Share  Per Share
1st quarter      $ 2,743,186  $   846,612   $   69,958   $  0.03   $  0.03
2nd quarter        3,534,343      980,323       93,129      0.04      0.04
3rd quarter        5,024,496    1,496,842      405,947      0.18      0.18
4th quarter        4,314,918    1,268,848      184,159      0.08      0.08

                 $15,616,943   $4,592,625   $  753,193   $   0.33   $ 0.33


    Net sales and gross margin differ from amounts previously reported for all four quarters of fiscal 2001 due to the reclassification of costs incurred for certain sales incentive programs and promotional costs as a reduction of revenue rather than as sales and marketing expense. See Note B.


NOTE P - UNUSUAL EXPENSES

Subsequent to July 31, 2002, the Company received notification from a third party freight auditor representing a customer of the Company. The notification implied that the customer might be entitled to additional freight charge reimbursements for shipments that occurred in 1999 and 2000. This matter was resolved in the fourth quarter 2002 and the Company agreed to a settlement of approximately $147,000.