Form 10-Q
period 2003-01-31
YOCREAM INTERNATIONAL INC
filed 2003-03-17
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly period ended January 31, 2003.

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

                    Class:  Common stock outstanding at
                     March 13, 2003:  2,252,178 shares










                         YOCREAM INTERNATIONAL, INC.

                                CONTENTS



                                                                     Page
PART I  FINANCIAL INFORMATION:
Item 1.  Financial Statements                                       3-7

            Balance Sheets as of January 31, 2003,                  3
            (unaudited) and October 31, 2002

            Statements of Income for the                            4
            Three Months ended January 31, 2003
            and 2002 (all unaudited)

            Statements of Cash Flows for the                        5
            Three Months ended January 31, 2003
            and 2002 (all unaudited)

            Notes to Financial Statements                           6-7

Item 2.  Management's Discussion and Analysis of                    7-12
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures                   12
         About Market Risk

Item 4.  Controls and Procedures                                    12
PART II OTHER INFORMATION
Item 1.  Legal Proceedings                                          12

Item 2.  Changes in Securities                                      13

Item 3.  Defaults upon Senior Securities                            13

Item 4.  Submission of Matters to a Vote of                         13
         Security Holders

Item 5.  Other Information                                          13

Item 6.  Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                          13

CERTIFICATIONS                                                      14-15









PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                           January 31,          October 31,
                                              2003                 2002
       ASSETS                              (unaudited)
                                          -------------        ------------
Current assets
    Cash and cash equivalents              $1,247,791          $ 1,528,818
    Accounts receivable, net                  872,727              900,996
    Inventories                             2,364,629            2,654,432
    Other current assets                      436,750              311,227
    Income tax receivable                      93,591                   -
    Deferred tax asset                         34,600               34,600
                                           ----------          -----------
       Total current assets                 5,050,088            5,430,073

Fixed assets, net                           4,297,911            4,385,900
Intangible and other long-term assets, net    563,904              408,964
                                           ----------          -----------
                                           $9,911,903          $10,224,937
                                           ==========          ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt      $  357,831          $   360,358
    Accounts payable                          733,409            1,083,954
    Income taxes payable                           -                31,709
    Other accrued liabilities                  97,555              143,754
                                            ---------          -----------
       Total current liabilities            1,188,795            1,619,775

Long-term debt, less current portion          956,666              858,167
Deferred tax liability                        244,600              243,800
                                            ---------          -----------
       Total liabilities                    2,390,061            2,721,742
                                            ---------          -----------

Shareholders' equity
    Preferred stock, no par value,
       5,000,000 shares authorized
       none issued or outstanding                  -                    -
    Common stock, no par value,
       30,000,000 shares authorized;
       2,252,178 shares outstanding at
       January 2003, and 2,250,178
       outstanding at October 2002          4,633,981            4,625,981
    Retained earnings                       2,887,861            2,877,214
                                           ----------          -----------
       Net shareholders' equity             7,521,842            7,503,195
                                           ----------          -----------
                                           $9,911,903          $10,224,937
                                           ==========          ===========

The accompanying notes are an integral part of the financial statements.




                         YOCREAM INTERNATIONAL, INC.
                            STATEMENTS OF INCOME
                                (unaudited)

        For the three months ended January 31, 2003 and 2002


                                                 2003          2002
                                              ----------    ----------
Sales                                         $3,869,008    $3,361,716

Cost of sales                                  2,897,099     2,344,704
                                              ----------    ----------

            Gross profit                         971,909     1,017,012

Selling and marketing expenses                   473,156       407,783

General and administrative expenses              474,814       430,883
                                              ----------    ----------

            Income from operations                23,939       178,346

Other income (expenses)
     Interest income                               2,164         4,061
     Interest expense                             (9,056)      (14,306)
                                              ----------    ----------

            Income before income taxes            17,047       168,101

Income tax provision                               6,400        64,600
                                              ----------    ----------

            Net income                        $   10,647    $  103,501
                                              ==========    ==========



Earnings per common share - basic             $      .00    $      .05
                                              ==========    ==========

Earnings per common share - diluted           $      .00    $      .05
                                              ==========    ==========

Shares used in basic earnings per share        2,250,311     2,259,101
                                              ==========    ==========

Shares used in diluted earnings per share      2,293,806     2,264,281
                                              ==========    ==========


The accompanying notes are an integral part of the financial statements.




                         YOCREAM INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS

            For the three months ended January 31, 2003 and 2002
                               (Unaudited)

                                                     2003           2002
                                                 ----------     -----------
Cash flows from operating activities:
   Net income                                    $   10,647     $  103,501
   Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                 129,006        132,868
      Deferred income taxes                             800         15,500
      Change in assets and liabilities
        Accounts receivable                          28,269        353,534
        Inventories                                 289,803        (95,306)
        Other assets                               (281,631)      (138,180)
        Accounts payable                           (350,545)      (383,145)
        Income taxes payable                       (125,300)      (116,260)
        Other accrued liabilities                   (46,199)       (43,616)
                                                 -----------    -----------
             Net cash used in
               operating activities                (345,150)      (171,104)
                                                 -----------    -----------
Cash flows from investing activities:
   Expenditures for plant and equipment             (39,849)      (400,189)
                                                 -----------    -----------
             Net cash used in investing
               activities                           (39,849)      (400,189)
                                                 -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt         168,500        156,500
   Principal payments on long-term debt             (72,528)       (85,787)
   Proceeds from exercise of stock options            8,000         11,380
   Repurchase of common stock                            -         (26,051)
                                                 -----------    -----------
             Net cash provided financing
               activities                           103,972         56,042
                                                 -----------    -----------
             Net decrease in cash and
               equivalents                         (281,027)      (515,251)

Cash and equivalents, beginning of period         1,528,818      1,161,661
                                                 -----------    -----------

Cash and equivalents, end of period              $1,247,791     $  646,410
                                                 ===========    ===========



The accompanying notes are an integral part of the financial statement.





                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the financial statements and related footnotes included in the Corporation's annual report on Form 10-K for the year ended October 31, 2002.

Note B - Change in Accounting Policy - Adoption of SFAS No. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other identifiable intangibles with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS No. 142 and, as a result, amortization of intangibles ceased in the first quarter of fiscal 2003. Had SFAS No. 142 been applied in the three months ended January 31, 2002, depreciation and amortization would have been reduced by approximately $2,500 and net income would have been increased to approximately $105,000, with no change in earnings per share of $.05 per share.

Note C - Inventories

<CAPTION
Inventories consist of the following:
                                          January 31,       October 31,
                                             2003              2002
                                          ----------        ----------
Finished goods                            $1,658,715        $1,996,415
Raw materials                                498,059           412,345
Packaging materials and supplies             207,855           245,672
                                          ----------        ----------
                                          $2,364,629        $2,654,432
                                          ==========        ==========


Note D - Note Payable to Bank

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2003.
There were no borrowings outstanding at January 31, 2003 or October 31, 2002.

During the three months ended January 31, 2003, the Company borrowed the remaining $168,500 under a $350,000 term loan facility with its bank. The agreement provides for payments over five years with interest payable at a rate equal to the 30-day LIBOR rate plus 200 basis points, and is secured by the related equipment.


Note E - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 2003 and 2002:

                                   Three Months Ended January 31, 2003
                                   -----------------------------------

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share:

Net earnings                       $ 10,647       2,250,311       $   .00
Effect of dilutive securities                        43,495             -
                                   --------       ---------       -------
Diluted earnings per share         $ 10,647       2,293,806       $   .00
                                   ========       =========       =======



                                   Three Months Ended January 31, 2002
                                   -----------------------------------

                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share:

Net earnings                       $103,501       2,259,101       $   .05

Effect of dilutive securities                         5,180             -
                                   --------       ---------       -------
Diluted earnings per share         $103,501       2,264,281       $   .05
                                   ========       =========       =======

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

Results of Operations

The primary business of the Company is the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, smoothie, coffee latte and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Because of the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

Sales

For the three months ended January 31, 2003, sales increased 15.1% over the same period in 2002 primarily as a result of increased sales of new products, which include a soft frozen custard, a gourmet ice cream, and an aseptic coffee latte` freeze product. The breakdown of sales by product for both periods is as follows:

                               %                    %      Dollar       %
Category          2003       Total     2002       Total   Increase   Increase
--------        ----------   -----   ----------   -----   --------   --------
Yogurt          $1,856,000   48.0%   $1,791,000   53.3%   $ 65,000       3.6%

Smoothies        1,321,000   34.1%    1,365,000   40.6%    (44,000)    (3.2)%

Coffee Latte       361,000    9.3%      132,000    3.9%    229,000     173.5%

Custard and        272,000    7.0%       19,000     .6%    253,000         NA
Ice Cream

Copacking           59,000    1.5%       55,000    1.6%      4,000       7.3%
                ----------    ----    ---------   ------   -------     ------

Total           $3,869,000    100%   $3,362,000    100%   $507,000      15.1%
                ==========    ====   ==========   ======  ========     ======

Sales of frozen yogurt and smoothie products were affected by the severe weather conditions that dominated the eastern and mid western portions of the country during the first quarter of fiscal 2003. Sales are expected to increase as the busier summer season approaches and as weather improves. The movement of troops to the Middle East also impacted foodservice yogurt product sales to military installations in the United States during that period. Comparatively, these mature products have higher gross margins than our newer products, and therefore, the lack of normal sales growth from these products during the first quarter of 2003 impacted our gross margins for the quarter.

Coffee latte` freeze is an aseptic product developed for Costco Wholesale. The dramatic increase in sales of this product relates its accelerated rollout.
The Company first introduced this product as a frozen liquid mix. Because of the significant demand for this product, the Company responded to the needs of its customer and developed its current aseptically packaged product in the third quarter 2002. Since its inception, the rollout progressed, at a slower rate than originally expected, but gained substantial momentum in the first quarter of 2003. In addition to the expensive ingredients in this high quality product, the Company has also incurred a significant level of additional production costs to provide the aseptic product, without the ability to pass these costs on to the customer. To improve operating results, the Company is currently analyzing its costs to identify savings opportunities. Furthermore as the demand for the aseptic product increases, the Company expects its cost of producing this product to decrease, thus increasing its gross margin on this product.

Soft frozen custard and gourmet softened ice cream represent new products that were introduced last year. In June 2002, the Company began shipments of a new soft frozen custard product to Runza Restaurants, which is a Nebraska-based chain of 64 restaurants. In the third quarter of 2002, the Company also began supplying gourmet softened ice cream, which was developed especially for Tullys Coffee a Seattle based chain of 63 specialty coffee shops. To respond to the demand for frozen novelty products, the Company has also developed a line of custard cups available in a 4-ounce hard pack single serving size. In the first quarter of 2003, the Company began initial distribution of this new product to distributors that supply the military, which should augment sales on military installations during fiscal 2003.

In October 2001, the Company announced that the alliance with The Dannon Company was expanded, beyond merely selling yogurt to Dannons foodservice customers, to include a co-branded line of soft serve frozen yogurt. This top-quality product line carries the Dannon / YoCream label and includes more than forty flavors of soft serve frozen yogurt. This co-branded line using YoCream formulas that include nonfat, lowfat, and no-sugar-added flavors, was made available through food service distributors in mid-2002. The strength of the Dannon name along with YoCreams concentration on the foodservice or on-premise marketplace is expected to offer significant opportunities for increased sales and market share. Management believes that the two companies are similar in philosophy, and both companies yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

Another important step was recently taken with the Dannon/Yocream alliance. The sales teams, while remaining distinct, have bundled the products of both companies for a unified presentation to the away from home (food service) marketplace. Management believes that this unique arrangement will offer significant competitive advantages to both companies.

Following the Companys historical trend of developing innovative, high quality products that are designed to delight the consumer, the Company recently announced its newest product line of soy based frozen desserts. These unique products are dairy free, all natural, vegan and cultured. The positive response to initial sampling has been outstanding, and the line is scheduled for distribution this spring.

Gross Profit

The gross profit margin, as a percentage of sales, was 25.1% and 30.3% for the first quarter of 2003 and 2002, respectively. The first quarter 2003 gross profit margin was approximately the same as the 25.7% margin for the fourth quarter 2002 and slightly less than the 28.3% margin for the fiscal year 2002.

The decrease in the gross profit margin was due to several factors, including the increased costs associated with introducing the new aseptic coffee latte` freeze product and the effects of the severe weather conditions in certain parts of the United States on the sales of higher gross margin products.

Margins are expected to improve for various reasons, including the effect of volume increases during the busier season of the year. The Company continues to analyze its costs to identify savings opportunities and is aggressively pursuing opportunities to reduce ingredient, packaging, logistics, and production costs, which will improve margins. Progress has already been made in reducing some ingredient and logistics costs. The Company is also involved in implementing a federally funded total quality management program, which is expected to further improve the skills of its workforce and generate operating efficiencies.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter of 2003 remained approximately the same, as a percentage of sales, increasing minimally from 12.1% to 12.2% of sales. The dollar increase was primarily due to additional personnel and promotional expenses.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2003 decreased as a percentage of sales from 12.8% to 12.3% of sales for the quarter. The decrease as a percentage of sales was primarily due to sales growth.

Income from Operations

As a percentage of sales, income from operations was .6% for the first quarter of 2003 compared to 5.3% for the same period in 2002. This is primarily due to the increase in sales during the quarter of new products as explained above, and the weather related impact on sales of the higher margin products sold in certain parts of the country.

Provision for Income Taxes

The effective tax rate was 37.4% and 38.4% for the first quarter of 2003 and 2002, respectively. The effective rate in 2003 is the same as the rate for the full year 2003, and reflects a similar level of research and development activity.


Net Income

Although net income in the current quarter was substantially less than in the same period last year, as explained above, management expects that net income will increase over the prior year as sales volumes of the higher margin products increase to normal levels with warmer weather, and as more of the benefits of the Companys cost reduction measures are realized.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of January 31, 2003, there were no borrowings under the Companys $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the bank's basic commercial lending rate. During the first quarter of 2003 the Company completed borrowings of $168,500 under the terms of a secured term loan agreement.

EBITDA (earnings before interest, taxes and depreciation) was approximately $153,000 in the first quarter of 2003 compared with $311,000 in the first quarter of 2002, as a result of the decrease in income from operations explained above.

Expenditures for plant and equipment of approximately $40,000 in the first quarter of 2003 were significantly less than the $400,000 spent in the same period last year.

The Company is in the process of evaluating its capital expenditure plans for fiscal 2003, which could include the cost of a high acid aseptic packaging system for the smoothie product that the Company is currently producing, and other production equipment purchases.

The Company follows the practice of repurchasing its common stock from time to time. There were no repurchases in the first quarter of 2003, while repurchases during the first quarter of 2002 amounted to approximately $26,000.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Companys operations for at least the next twelve months.

New Accounting Pronouncements

See Note B of Notes to Financial Statements for a discussion of the adoption of new accounting pronouncements.

SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any effect on the Companys financial position, cash flows or results of operations.


Critical Accounting Policies and Estimates

The critical accounting policies and the use of estimates as reported in the Companys Form 10-K for the year ended October 31, 2002 are reaffirmed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Ingredients used in the Companys products are agricultural products subject to price risk. The Company attempts to minimize this risk by entering into contracts to cover its annual production requirements. During fiscal year 2001 when certain contracts matured, the Company experienced significant increases in the costs of vanilla, cocoa, and liquid sugar. Competitive conditions limit the ability to pass on these costs. However, the Company has embarked upon an aggressive program to reduce costs and create efficiencies which management believes will be successful in increasing margins to normal levels.

At January 31, 2003, borrowings outstanding under secured term loan facilities with its bank amounted to approximately $1,315,000. The facilities bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points (3.34% at January 31, 2003), with the option to fix the rate during the term. A hypothetical increase of 200 basis points in the interest rate would increase interest expense by approximately $21,000 in the next year, if the rate were not fixed by entering into an interest rate swap.

The Company does not currently use derivative securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Companys Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Companys disclosure controls and procedures are adequate and effective to ensure that information that the Company is required to disclose under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Controls

There have not been any significant changes in the Companys internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

      None.


Item 5.   Other Information

      None


Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits
      99.1 Certification of John N. Hanna pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of W. Douglas Caudell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      B.   Reports on Form 8-K - not applicable



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                         YOCREAM INTERNATIONAL, INC.


Date:    March 17, 2003                     By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:     March 17, 2003                    By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell, Chief
                                            Financial Officer






                          CERTIFICATION PURSUANT TO
               SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John N. Hanna, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Yocream International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. The registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 17, 2003                     By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer





                          CERTIFICATION PURSUANT TO
               SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, W. Douglas Caudell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Yocream International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and
6. The registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 17, 2003                    By:   /s/ W. Douglas Caudell
                                                 -----------------------
                                                 W. Douglas Caudell, Chief
                                                 Financial Officer