Form 10-Q
period 2003-04-30
YOCREAM INTERNATIONAL INC
filed 2003-06-16
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003.

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

                  Class:  Common stock outstanding at
                    June 13, 2003:  2,252,178 shares











                          YOCREAM INTERNATIONAL, INC.

                                  CONTENTS


                                                                   Page
PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements
            Balance Sheets as of April 30, 2003                     3
            (unaudited), and October 31, 2002

            Statements of Income for the                            4
            Three Months ended April 30, 2003 and 2002,
            and the Six Months ended April 30, 2003
            and 2002(all unaudited)

            Statements of Cash Flows for the                        5
            Six Months ended April 30, 2003 and 2002
            (all unaudited)

            Notes to Financial Statements                           6-8

Item 2.  Management's Discussion and Analysis of                    8-12
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures                   12
         About Market Risk

Item 4.  Controls and Procedures                                    12
PART II OTHER INFORMATION
Item 1.  Legal Proceedings                                          13

Item 2.  Changes in Securities                                      13

Item 3.  Defaults upon Senior Securities                            13

Item 4.  Submission of Matters to a Vote of                         13
         Security Holders

Item 5.  Other Information                                          14

Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                          14

CERTIFICATIONS                                                      15-16







PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          YOCREAM INTERNATIONAL, INC.
                               BALANCE SHEETS

                                                    April 30,     October 31,
                                                      2003           2002
                                                   (Unaudited)
                                                  ------------    -----------
              ASSETS
Current assets
   Cash and cash equivalents                       $1,593,691      $1,528,818
   Accounts receivable, net                         1,147,474         900,996
   Inventories                                      2,346,577       2,654,432
   Other current assets                               526,804         311,227
   Income taxes receivable                             26,991               -
   Deferred tax asset                                  34,600          34,600
                                                  -----------     -----------
         Total current assets                       5,676,137       5,430,073
                                                  -----------     -----------
Fixed assets, net                                   4,233,929       4,385,900
Intangible and other long-term assets, net            519,557         408,964
                                                  -----------     -----------
                                                  $10,429,623     $10,224,937
                                                  ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt              $   355,264     $   360,358
   Accounts payable                                 1,125,307       1,083,954
   Income taxes payable                                     -          31,709
   Other accrued liabilities                          152,677         143,754
                                                  -----------     -----------
         Total current liabilities                  1,633,248       1,619,775

Long-term debt, less current portion                  875,000         858,167
Deferred tax liability                                260,800         243,800
                                                  -----------     -----------
         Total liabilities                          2,769,048       2,721,742
                                                  -----------     -----------
Shareholders' equity
   Preferred stock, no par value,
     5,000,000 authorized; none issued                      -               -
   Common stock, no par value,
     30,000,000 shares authorized;
     2,252,178 and 2,250,178 shares
     issued and outstanding                         4,633,981       4,625,981
   Retained earnings                                3,026,594       2,877,214
                                                  -----------     -----------
         Total shareholders' equity                 7,660,575       7,503,195
                                                  -----------     -----------
                                                  $10,429,623     $10,224,937
                                                  ===========     ===========


The accompanying notes are an integral part of the financial statements.
                          YOCREAM INTERNATIONAL, INC.
                            STATEMENTS OF INCOME
                               (Unaudited)


                               Three months ended        Six months ended
                                   April 30,                April 30,
                             -----------------------   -----------------------
                                2003         2002         2003        2002
                             ----------   ----------   ----------   ----------
Sales                        $4,995,274   $4,593,568   $8,864,282   $7,955,284

Cost of sales                 3,608,769    3,266,356    6,505,868    5,611,061
                             ----------   ----------   ----------   ----------
   Gross profit               1,386,505    1,327,212    2,358,414    2,344,223

Selling and marketing
     expenses                   555,775      460,896    1,028,931      868,679

General and administrative
     expenses                   600,473      492,387    1,075,287      923,269
                             ----------   ----------   ----------   ----------
   Income from operations       230,257      373,929      254,196      552,275

Other income (expenses)
     Interest income              1,426        2,101        3,590        5,768
     Interest expense           (10,150)     (12,088)     (19,206)     (26,000)
                             ----------   ----------   ----------   ----------
     Other, net                 ( 8,724)      (9,987)     (15,616)     (20,232)
                             ----------   ----------   ----------   ----------

Income before taxes             221,533      363,942      238,580      532,043

Income tax provision             82,800      139,700       89,200      204,300
                             ----------   ----------   ----------   ----------
Net income                   $  138,733   $  224,242   $  149,380   $  327,743
                             ==========   ==========   ==========   ==========

Earnings per common share:

   Basic                           $.06         $.10         $.07         $.15
                             ==========  ===========   ==========   ==========
   Diluted                         $.06         $.10         $.07         $.14
                             ==========   ==========   ==========   ==========


The accompanying notes are an integral part of the financial statements.










                          YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS

                 For the six months ended April 30, 2003 and 2002
                                  (Unaudited)

                                                     2003          2002
                                                  ----------    ----------
Cash flows from operating activities:

   Net income                                     $  149,380    $  327,743
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization                  255,319       303,235
      Deferred income taxes                           17,000        45,000
      Change in assets and liabilities
         Accounts receivable                        (246,478)     (284,565)
         Inventories                                 307,856      (117,692)
         Other assets                               (352,177)     (136,355)
         Accounts payable                             41,353        11,286
         Income taxes payable                        (31,709)     (122,175)
         Other accrued liabilities                     5,179       (26,329)
                                                   ---------     ---------
             Net cash provided by
                operating activities                 145,723           148
                                                   ---------     ---------
Cash flows from investing activities:
   Expenditures for fixed assets                    (100,590)     (440,342)
                                                   ---------     ---------
             Net cash used in investing
               activities                           (100,590)     (440,342)
                                                   ---------     ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt          168,500       156,500
   Proceeds from exercise of stock options    	       8,000       232,780
   Principal payments on long term debt             (156,760)     (171,902)
   Repurchase of common stock                              -      (375,441)
                                                   ---------     ---------
             Net cash provided by (used in)
               financing activities                   19,740      (158,063)
                                                   ---------     ---------
             Net increase(decrease) in cash and
               cash equivalents                       64,873      (598,257)

Cash and cash equivalents, beginning of period     1,528,818     1,161,661
                                                  ----------     ---------
Cash and cash equivalents, end of period          $1,593,691    $  563,404
                                                  ==========     =========


The accompanying notes are an integral part of the financial statements.






                          YOCREAM INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the second quarter and six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the financial statements, and footnotes thereto, included in the Corporations annual report on Form 10-K for the year ended October 31, 2002.


Note B - Change in Accounting Policy

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other identifiable intangibles with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS No. 142 and, as a result, amortization of intangibles ceased in the first quarter of fiscal 2003. Had SFAS No. 142 been adopted at the beginning of fiscal 2002, depreciation and amortization of approximately $2,400 and $4,900 would not have been recorded, and net income would have been approximately $225,700 and $330,700 for the three and six-month periods ended April 30, 2002, respectively, with no effect on earnings per share.

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


Note C - Inventories

                                           April 30,        October 31,
                                             2003              2002
                                          ----------        ----------
Inventories consist of
Finished goods					$1,781,756		$1,996,415
Raw materials					   322,477		   412,345
Packaging materials and supplies		   242,344		   245,672
                                          ----------        ----------
							$2,346,577		$2,654,432
                                          ==========        ==========



NOTES TO FINANCIAL STATEMENTS - Continued


Note D - Note Payable to Bank

The Company has an uncollateralized bank line of credit which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2003.
There were no borrowings outstanding at April 30, 2003, or October 31, 2002.

During the three months ended January 31, 2003, the Company borrowed the remaining $168,500 under a $350,000 term loan facility with its bank. The agreement provides for level principal payments over five years, with interest payable at a rate equal to the 30-day LIBOR rate plus 200 basis points (3.32% at April 30, 2003), and is secured by the related equipment. The agreement also provides the option to swap for a fixed rate.


Note E - Earnings Per Share

Earnings per share is calculated as follows for the three months ended April 30, 2003 and 2002:

                                    Three Months Ended April 30, 2003
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share:

  Net earnings                     $138,733      2,252,178       $   .06

  Effect of dilutive securities        -            25,973             -
                                   --------      ---------       -------
  Diluted earnings per share       $138,733      2,278,151       $   .06
                                   ========      =========       =======
                                    Three Months Ended April 30, 2002
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share:

  Net earnings                     $224,242       2,255,015      $   .10

  Effect of dilutive securities        -             14,264            -
                                   --------      ----------      -------
  Diluted earnings per share       $224,242       2,269,279      $   .10
                                   ========      ==========      =======







NOTES TO FINANCIAL STATEMENTS - Continued


Earnings per share is calculated as follows for the six months ended April 30, 2003 and 2002:

                                   Six Months Ended April 30, 2003
                               -----------------------------------------
                               Net Earnings       Shares       Per-Share
                                (Numerator)    (Denominator)     Amount
                               ------------   -------------   ---------
Basic earnings per share:

  Net earnings                     $149,380       2,251,245     $   .07

  Effect of dilutive securities           -          31,541           -
                                   --------       ---------     -------
  Diluted earnings per share       $149,380       2,282,786     $   .07
                                   ========       =========     =======

                                  Six Months Ended April 30, 2002
                              -----------------------------------------
                              Net Earnings       Shares       Per-Share
                               (Numerator)    (Denominator)     Amount
                              ------------    -------------   ---------
Basic earnings per share:

  Net earnings                     $327,743       2,257,058      $   .15

  Effect of dilutive securities           -           9,722         (.01)
                                   --------       ---------      -------
  Diluted earnings per share       $327,743       2,266,780      $   .14
                                   ========       =========      =======


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

The Companys sales increased 8.7% to $4,995,000 for the second quarter, and increased 11.4% to $8,864,000 for the six months ended April 30, 2003, compared to the corresponding periods in 2002. The increases resulted primarily from sales of new products, which include a soft frozen custard, a gourmet ice cream, and an aseptic coffee latte` freeze product. The breakdown of sales by product for the six months ended April 30, 2003 and 2002 are as follows:

                            %                      %        Dollar       %
  Category     2003       Total       2002       Total     Increase  Increase
  --------  ----------    -----    ----------    -----    ---------  --------

Yogurt      $4,443,000    50.1%    $4,291,000    53.9%    $ 152,000     3.6%

Smoothies    2,950,000    33.3%     3,082,000    38.7%     (132,000)   (4.3)%

Coffee Latte   826,000     9.3%       372,000     4.7%      454,000   122.1%

Custard and    565,000     6.4%        56,000      .7%      509,000   913.4%
Ice Cream

Copacking       80,000      .9%       154,000     2.0%      (74,000)  (47.7)%
            ----------    -----    ----------    -----     --------   ------

Total       $8,864,000     100%    $7,955,000     100%     $909,000    11.4%
            ==========    =====    ==========    =====     ========   ======

Coffee latte freeze is an aseptic product that was developed for Costco Wholesale. The dramatic increase in sales of this product relates to gains since the Company introduced the aseptic packaging for this product. The Company first introduced this product as a frozen liquid mix. Because of the significant demand for this product, the Company responded to the needs of its customer and developed its current aseptically packaged product in the third quarter 2002. In addition to the expensive ingredients in this high quality product, the Company has also incurred a significant level of additional production costs to provide the aseptic product, without the ability to pass these costs on to the customer. To improve operating results, the Company is currently analyzing its costs to identify savings opportunities. Furthermore, the Company is identifying other potential customers for this outstanding product at prices consistent with historical margins.

Soft frozen custard and gourmet-softened ice cream represent the indulgent line of products that were introduced last year. In June 2002, the Company began shipments of a new soft frozen custard product to a Nebraska-based chain of 64 restaurants. In the third quarter of 2002, the Company also began supplying gourmet softened ice cream, which was developed especially for a Seattle based chain of specialty coffee shops. To respond to the demand for frozen novelty products, the Company has also developed a line of custard cups available in a 4-ounce hard pack single serving size. In the first quarter of 2003, the Company began initial distribution of this new product to distributors that supply the military, which are expected to augment sales to military installations during fiscal 2003.

In October 2001, the Company announced that the alliance with The Dannon Company was expanded, beyond merely selling yogurt to Dannons foodservice customers, to include a co-branded line of soft serve frozen yogurt. This top-quality product line carries the Dannon / YoCream label and includes more than forty flavors of soft serve frozen yogurt. This co-branded line using YoCream formulas that include nonfat, lowfat, and no-sugar-added flavors, was made available through food service distributors in mid-2002. The strength of the Dannon name along with YoCreams concentration on the foodservice or on-premise marketplace is expected to offer significant opportunities for increased sales and market share. Management believes that the two companies are similar in philosophy, and both companies yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition. The companies are currently cooperating on national and regional account sales.

Following the Companys historical trend of developing innovative, high quality products that are designed to delight the consumer, the Company recently announced its newest product line of soy based frozen desserts. These unique products are dairy free, all natural, vegan and cultured. The positive response to sampling has been outstanding, and initial distribution began in June.

Gross Profit

The Company's gross profit margin decreased from 28.9% to approximately 27.8% for the second quarter and from 29.5% to 26.6% for the six-month periods in both years.

The decreased margins in the fiscal 2003 periods are primarily due to the change in sales mix and the increased costs related to the coffee latte product. Management expects that its cost saving measures along with increased sales will result in increased margins.

Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 10.0% to 11.1% for the second quarter, and increased from 10.9% to 11.6% for the six months. Sales and marketing expenses in total have increased due to promotional expenses, payroll, and travel expenses. Management believes that the opportunities merit the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 10.7% to 12.0% of sales for the quarter, and increased from 11.6% to 12.1% for the six months. General and administrative expenses have increased in total primarily due to personnel related expenses.

Income from Operations

Income from operations of $230,000 for the second quarter was 4.6% of sales compared to 8.1% for the corresponding quarter last year. The results for the six months were $254,000, or 2.9% of sales, while last year it represented 6.9% of sales. The decrease in income from operations was primarily due to the effect on margins from the sales of the coffee latte product.

Provision for Income Taxes

The effective tax rate was 37.4% and 38.4% for the first six months of 2003 and 2002, respectively. The effective rate in 2003 is the same as the rate for the full year 2002, and reflects a similar level of research and development activity.

Net Income

Net income for the quarter was approximately $139,000, or 2.8% of sales, compared to $224,000, or 4.9% for last year. The net income for the six months was $149,000, or 1.7% of sales, compared to $328,000, or 4.1% for last year.

Historically, net income as a percentage of sales has been higher in the second half of the fiscal year because the summer months are the prime selling season for the Companys frozen deserts and beverage products. Coupled with historical results, management anticipates that net income, as a percentage of sales, will be higher for the balance of the fiscal year.

Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of April 30, 2003, there were no borrowings under the Companys $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the bank's basic commercial lending rate.

During the first quarter of 2003, the Company completed borrowings of $168,500 under the terms of a secured term loan agreement to finance certain production equipment.

EBITDA (earnings before interest, taxes and depreciation) was approximately $510,000 in the six months ended April 30, 2003 compared with $856,000 in the same period of 2002, as a result of the decrease in income from operations explained above.

Expenditures for plant and equipment of approximately $101,000 in the six months ended April 30, 2003 compared to $440,000 spent in the same period last year.

The Company has recently approved plans for a $2.5 million high acid aseptic packaging system for the smoothie product that the Company is currently producing. Expenditures will occur over the next three quarters and are expected to be financed with cash and a bank term loan.

The Company follows the practice of repurchasing its common stock from time to time. There were no repurchases in the six months ended April 30, 2003, while repurchases during the same period in 2002 amounted to approximately $375,000. During the six months ended April 30, 2002, the Company purchased 61,413 shares of its common stock.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Ingredients used in the Companys products are agricultural products subject to price risk. The Company attempts to minimize this risk by entering into contracts to cover its annual production requirements. Historically, there have been situations that when the contracts matured, and cost increases were experienced, competitive conditions limited the Companys ability to pass on the additional costs. Currently, the Company has embarked upon an aggressive program to reduce costs and create efficiencies, which management believes will be successful in improving margins.

At April 30, 2003, borrowings outstanding under secured term loan facilities with its bank amounted to approximately $1,230,000. The facilities bear interest at a rate equal to the 30-day LIBOR rate plus 200 basis points (3.32% at April 30, 2003), with the option to fix the rate during the term. A hypothetical increase of 200 basis points in the interest rate would increase interest expense by approximately $21,000 in the next year, if the rate were not fixed by entering into an interest rate swap.

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

      None.


Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to Vote of Security Holders

The annual meeting of shareholders was held on April 16, 2003, at which time the following actions were taken:

A. The amendment to the Articles of Incorporation was approved to (1) classify the Board of Directors into three classes to be elected at the 2003 Annual Shareholders Meeting to serve terms of one, two and three years, with each class of director thereafter to serve a three-year term, and (2) prohibit the removal of a director mid-term except for cause as defined in the amendment.

     Shares voted for             1,095,613
     Shares voted against           413,060
     Shares abstained                 3,300

B. The amendment to the Companys 2000 Stock Option Plan increasing the number of shares authorized for grants of options under that plan from 200,000 to 400,000 was approved. The voting results were as follows:

     Shares voted for             1,100,322
     Shares voted against           406,201
     Shares abstained                 5,450

C. The six nomimees for election as directors were elected. The voting results were as follows:



                                   Shares       Shares
                                  Voted For    Abstained
                                  ---------    ---------
   John N. Hanna                  2,118,809      5,903
   David J. Hanna                 2,118,809      5,903
   James S. Hanna                 2,118,809      5,903
   Joseph J. Hanna                2,118,709      6,003
   William J. Rush                2,118,804      5,908
   Carl G. Behnke                 2,118,809      5,908

   David J. Hanna and Joseph J. Hanna, Jr. were elected as Class I directors to serve for a term of one year, or until their successor shall have been elected and qualified.

   Carl G. Behnke and William J. Rush were elected as Class II directors to serve for a term of two years, or until their successor shall have been elected and qualified.

   James S. Hanna and John N. Hanna were elected as Class III directors to serve for a term of three years, or until their successor shall have been elected and qualified.

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

  Registrant:

                        YOCREAM INTERNATIONAL, INC.


Date:    June 13, 2003                      By:    /s/  John N. Hanna
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:    June 13, 2003                      By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer
                          CERTIFICATION PURSUANT TO
               SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


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

Date:    June 13, 2003                   By:    /s/  John N. Hanna
                                         John N. Hanna, Chairman of the
                                         Board, and Chief Executive Officer





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

Date:     June 13, 2003                  By:   /s/ W. Douglas Caudell
                                         W. Douglas Caudell,
                                         Chief Financial Officer