Form 10-Q
period 2003-07-31
YOCREAM INTERNATIONAL INC
filed 2003-09-15
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-Q

 (Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly period ended July 31, 2003.

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

                     Class:  Common stock outstanding at
                    September 15, 2003:  2,277,956 shares












                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS


                                                                  Page
PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements
            Balance Sheets as of July 31, 2003                     3
            (unaudited), and October 31, 2002

            Statements of Income for the                           4
            Three Months ended July 31, 2003 and 2002,
            and the Nine Months ended July 31, 2003
            and 2002(all unaudited)

            Statements of Cash Flows for the                       5
            Nine Months ended July 31, 2003 and 2002
            (all unaudited)

            Notes to Financial Statements                          6-9

Item 2.  Management's Discussion and Analysis of                   9-14
         Financial Condition and Results of
         Operations

Item 3.  Quantitative and Qualitative Disclosures                  14
         About Market Risk

Item 4.  Controls and Procedures                                   14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                         15

Item 2.  Changes in Securities                                     15

Item 3.  Defaults upon Senior Securities                           15

Item 4.  Submission of Matters to a Vote of                        15
         Security Holders

Item 5.  Other Information                                         15

Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                         16










PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                July 31,      October 31,
                                                  2003           2002
                                              (Unaudited)
                                              -----------     -----------
ASSETS
Current assets
    Cash and cash equivalents                 $ 2,215,543     $ 1,528,818
    Accounts receivable, net                    1,384,138         900,996
    Inventories                                 2,082,834       2,654,432
    Other current assets                          399,542         311,227
    Income taxes receivable                       107,056             -
    Deferred tax asset                             51,000          34,600
                                              -----------     -----------
       Total current assets                     6,240,113       5,430,073
                                              -----------     -----------
Fixed assets, net                               4,798,531       4,385,900
Intangible and other long-term assets, net        489,573         408,964
                                              -----------     -----------
                                              $11,528,217     $10,224,937
                                              ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt         $   352,653     $   360,358
    Accounts payable                            1,664,641       1,083,954
    Income taxes payable                              -            31,709
    Other accrued liabilities                     144,631         143,754
                                              -----------     -----------
Total current liabilities                       2,161,925       1,619,775

Long-term debt, less current portion              787,500         858,167
Deferred tax liability                            550,119         243,800
                                              -----------     -----------
       Total liabilities                        3,499,544       2,721,742
                                              -----------     -----------
Shareholders' equity
Preferred stock, no par value,
  5,000,000 authorized; none issued                   -               -
Common stock, no par value,
  30,000,000 shares authorized;
  2,262,178 and 2,250,178 shares
  issued and outstanding                        4,666,081       4,625,981
Retained earnings                               3,362,592       2,877,214
                                              -----------     -----------
       Total shareholders' equity               8,028,673       7,503,195
                                              -----------     -----------
                                              $11,528,217     $10,224,937
                                              ===========     ===========

The accompanying notes are an integral part of the financial statements.

                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                 (Unaudited)


                                Three months ended         Nine months ended
                                      July 31,                 July 31,
                              ---------------------   -----------------------
                                  2003       2002          2003        2002
                              ---------- ----------   ----------- -----------
Sales                         $6,635,915 $6,289,553   $15,500,197	$14,244,837

Cost of sales                  4,649,178 	4,477,676    11,155,046  10,088,736
                              ---------- ----------   ----------- -----------
   Gross profit                1,986,737  1,811,877     4,345,151   4,156,101

Selling and marketing
     expenses                    630,665    533,411     1,659,598   1,402,090
General and administrative
     expenses                    653,410    517,887     1,728,696   1,441,156
                              ---------- ----------   ----------- -----------
   Income from operations        702,662    760,579       956,857   1,312,855

Other income (expenses)
     Interest income	           1,386      3,653         4,976       9,814
     Interest expense            (10,087)   (11,556)      (29,292)    (37,950)
     Unusual expense            (157,163)         -      (157,163)          -
                              ---------- ----------   ----------- -----------
     Other, net                 (165,864)    (7,903)     (181,479)    (28,136)

Income before taxes              536,798    752,676       775,378   1,284,719

Income tax provision             200,800    282,700       290,000     487,000
                              ---------- ----------   ----------- -----------
Net income                    $  335,998 $  469,976   $   485,378 $   797,719
                              ========== ==========   =========== ===========

Earnings per common share:

      Basic                         $.15       $.21          $.22        $.35
                                    ====       ====          ====        ====

      Diluted                       $.15       $.21          $.21        $.35
                                    ====       ====          ====        ====


The accompanying notes are an integral part of the financial statements.










                         YOCREAM INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS

               For the nine months ended July 31, 2003 and 2002
                                 (Unaudited)

                                                      2003           2002
                                                 ----------      ----------
Cash flows from operating activities:
   Net income                                    $  485,378      $  797,719
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization                 381,624         456,615
      Deferred income taxes                         289,919         112,900
      Change in assets and liabilities
      Accounts receivable                          (483,142)       (586,366)
      Inventories                                   571,598         100,908
      Other assets                                 (173,275)        (98,615)
      Accounts payable                              580,687         439,424
      Income taxes receivable/payable              (138,765)        (14,266)
      Other accrued liabilities                         877          57,536
                                                 ----------      ----------
             Net cash provided by
                operating activities              1,514,901       1,265,855
                                                 ----------      ----------
Cash flows from investing activities:
   Expenditures for fixed assets                   (789,904)       (473,280)
                                                 ----------      ----------
             Net cash used in investing
               activities                          (789,904)       (473,280)
                                                 ----------      ----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt         168,500         156,500
   Proceeds from exercise of stock options           40,100         290,280
   Principal payments on long-term debt            (246,872)       (272,102)
   Repurchase of common stock                             -        (461,402)
                                                 ----------      ----------
     Net cash used in financing
        activities                                  (38,272)       (286,724)
                                                 ----------      ----------
     Net increase in cash and
        cash equivalents                            686,725         505,851

Cash and cash equivalents, beginning of period    1,528,818       1,161,661
                                                 ----------      ----------
Cash and cash equivalents, end of period         $2,215,543      $1,667,512
                                                 ==========      ==========

The accompanying notes are an integral part of the financial statements.








                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the third quarter and nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the financial statements, and footnotes thereto, included in the Corporation's annual report on Form 10-K for the year ended October 31, 2002.


Note B - Change in Accounting Policy

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other identifiable intangibles with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS No. 142 and, as a result, amortization of intangibles ceased in the first quarter of fiscal 2003. Had SFAS No. 142 been adopted at the beginning of fiscal 2002, depreciation and amortization of approximately $2,500 and $7,400 would not have been recorded, and net income would have been approximately $471,600 and $802,300 for the three and nine-month periods ended July 31, 2002, respectively, with no effect on earnings per share.

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

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.











Note C - Inventories

                                         July 31,        October 31,
                                           2003             2002
                                       ----------        ----------
Inventories consist of
Finished goods                         $1,458,008        $1,996,415
Raw materials                             405,678           412,345
Packaging materials and supplies          219,148           245,672
                                       ----------        ----------
                                       $2,082,834        $2,654,432
                                       ==========        ==========

Note D - Note Payable to Bank

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line was renewed during the third quarter for an additional two years through July 2005. There were no borrowings outstanding at July 31, 2003, or October 31, 2002.

During the three months ended January 31, 2003, the Company borrowed the remaining $168,500 under a $350,000 term loan facility with its bank. The agreement provides for level principal payments over five years, with interest payable at a rate equal to the 30-day LIBOR rate plus 175 basis points (3.12% at July 31, 2003), and is secured by the related equipment. The agreement also provides the option to swap for a fixed rate. The interest rate has been reduced in conjunction with the financing arrangement described below.

During the third quarter 2003, the Company arranged a $2,500,000 finance lease facility with its bank to fund an aseptic processing system project.
The agreement provides for level principal payments over seven years, with interest payable at a rate equal to the 30-day LIBOR rate plus 175 basis points (3.12% at July 31, 2003), and is secured by the related equipment. The agreement also provides the option to swap for a fixed rate. Once the last draw is made under this facility, the balance outstanding under the existing term loans will be rolled into this lease and the banks security interest in other fixed assets not funded with these bank loans will be released. There were no borrowings outstanding under this facility at July 31, 2003.


Note E - Unusual Expenses

As disclosed in the Companys third quarter 2002 Form 10Q and fiscal year 2002 Form 10K, in August 2002 the Company received notification from a third party freight auditor representing a customer of the Company. The notification implied that the customer might be entitled to up to $140,000 for additional freight charge reimbursements for shipments that occurred in 1999 and 2000. As a result of a subsequent investigation of this matter, the Company agreed to a settlement of approximately $147,000, which was provided for in the fourth quarter 2002. At that time the Company believed that the issues that gave rise to this claim were settled.

During the third quarter 2003, the Company received notification from the same customer regarding a claim for additional freight charge reimbursements for shipments that occurred primarily in 2001 and 2002, with a portion in 2003. The financial results for the third quarter 2003 include a provision of approximately $182,000 for these additional freight costs. Management is now certain that this matter has been fully resolved, with the underlying circumstances remedied, and that there will not be any additional charge to the income statement related to this matter.


Note F - Earnings Per Share

Earnings per share is calculated as follows for the three months ended July 31, 2003 and 2002:

                                    Three Months Ended July 31, 2003
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share:

  Net earnings                     $335,998      2,257,511       $   .15

  Effect of dilutive securities        -            11,967             -
                                   --------      ---------       -------
  Diluted earnings per share       $335,998      2,269,478       $   .15
                                   ========      =========       =======
                                    Three Months Ended July 31, 2002
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share:

  Net earnings                     $469,976       2,248,883      $   .21

  Effect of dilutive securities        -             29,133            -
                                   --------       ---------      -------
  Diluted earnings per share       $469,976       2,278,016      $   .21
                                   ========       =========      =======


Earnings per share is calculated as follows for the nine months ended July 31, 2003 and 2002:

                                     Nine Months Ended July 31, 2003
                                 -----------------------------------------
                                 Net Earnings       Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount
                                 ------------    -------------   ---------
Basic earnings per share:

  Net earnings                     $485,378        2,253,334     $   .22

  Effect of dilutive securities           -           25,016        (.01)
                                   --------       ----------     -------
  Diluted earnings per share       $485,378        2,278,350     $   .21
                                   ========       ==========     =======

                                    Nine Months Ended July 31, 2002
                                -----------------------------------------
                                Net Earnings       Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                ------------    -------------   ---------
Basic earnings per share:

  Net earnings                     $797,719        2,254,338     $   .35

  Effect of dilutive securities           -           16,215           -
                                   --------        ---------     -------
  Diluted earnings per share       $797,719        2,270,553     $   .35
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

Results of Operations

Sales

The primary business of the Company is the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, smoothie, soy and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Because of the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally generating higher sales volumes. The introduction and roll out of new products, however, has helped offset these inherent seasonal fluctuations.

The Company's sales increased 5.5% to $6,636,000 for the third quarter, and increased 8.8% to $15,500,000 for the nine months ended July 31, 2003, compared to the corresponding periods in 2002. The increases resulted primarily from sales of new products, which include a soft frozen custard, a gourmet ice cream, and an aseptic coffee latte` freeze.
The sluggish economy and high unemployment have had an impact on the foodservice segment of our business. As a result, the Company has focused on maximizing the combined advantages of its classic products, R&D capabilities, customer service, and its relationships with customers, brokers, and business partners, as well as the diversity in market segments, to increase sales and margins.

The breakdown of sales by product for the nine months ended July 31, 2003 and 2002 are as follows:

                                                           Dollar        %
                          % of                   % of     Increase    Increase
Category        2003      Total        2002      Total   (Decrease)  (Decrease)
--------   -----------    -----   -----------    -----   ----------  ----------

Yogurt     $ 7,792,000    50.3%   $ 7,529,000    52.9%   $  263,000      3.5%

Smoothies    6,609,000    42.6%     6,154,000    43.2%      455,000      7.4%

Custard, Ice
Cream & Soy    942,000     6.1%       342,000     2.4%      600,000    175.4%

Copacking      157,000     1.0%       220,000     1.5%      (63,000)  (28.6)%
            ----------    -----   -----------    -----   ----------   -------

Total      $15,500,000     100%   $14,245,000     100%   $1,255,000      8.8%
           ===========    =====   ===========    =====   ==========   =======

Frozen Yogurt: The increase in yogurt sales primarily related to continued growth in the Companys wholesale club business and sales to the military and government sector. Although domestic sales to the military are down as a result of troop movements outside of the continental United States, international sales have increased.

The Company is continuing to develop its business with the military and government sector. The sale of soft frozen yogurt to this segment began on a small scale following the Companys alliance with The Dannon Company in 2001, and has since been systematically growing. The Company recently initiated a worldwide comprehensive program with the US Air Force. This program provides an introduction to the countrys largest air force training base, Lackland Air Force Base in Texas, which will begin serving Dannon YoCream products this fall. This quarter the Company obtained approval to sell five flavors of YoCream Soft Scoop frozen yogurt novelty cups, and two dispenser smoothie flavors, as well as three additional flavors of Dannon Yocream soft frozen yogurt to military accounts. As a result of the favorable response to the Companys dispenser smoothies sold to military bases outside of the Country, the Company responded to troop requests and developed a new strawberry flavor, which has been approved for introduction in October. The Companys sales team will be exhibiting the lineup of Dannon YoCream products at two worldwide product shows for the military in Heidelberg, Germany in late September.

Premier Inc., a leading healthcare alliance, recently awarded the Company a 36-month Committed Agreement to supply Dannon YoCream Frozen Yogurt to Premier healthcare members. Introduction to members begins at shows in October and sales are projected to ramp up during the first quarter of fiscal 2004. Management believes that this national expansion into the healthcare sector is a significant step in broadening the Companys market base and increasing market share. It also provides the opportunity to open new distribution channels on a national basis. The Dannon YoCream alliance was instrumental in introducing the Company to this account.

Smoothies: Smoothie sales, consisting of both fruit and coffee products, increased by nearly 8% primarily as a result of the growth in coffee latte sales.

Coffee latte` freeze is an aseptic product that was developed for Costco Wholesale and introduced as a liquid mix requiring refrigeration. Because of the significant demand for this product, the Company responded to the needs of its lead customer and reformulated the product for aseptic packaging that required use of a copacker. The aseptic packaging of this product is directly responsible for the dramatic increase in sales. In addition to the expensive ingredients in this high quality product, the aseptic packaging and copacking fees increase production costs, and reduces the margin on sales of this product. To improve operating results, the Company is currently analyzing ways to reduce aseptic production costs and is also identifying other potential customers for this outstanding product at prices consistent with historical margins.

Additionally, the Company is in the process of installing a $2.5 million aseptic processing system, with completion expected in October 2003. This new processing system, which will enable the Company to package smoothies and concentrates for the benefit of its leading customer, will also enable the Company to compete for other smoothie business that requires an aseptic package.

Frozen Custard, Gourmet Ice Cream and Soy: These products are the latest in a line of classic products that have contributed to the historical growth in YoCream sales. Soft frozen custard and gourmet-softened ice cream represent the indulgent line of products that the Company introduced last year. Since its introduction in June 2002, this line of products has experienced exceptional growth, increasing almost 175% over the past year. In response to the demand for frozen novelty products, the Company has also developed a line of custard cups available in a 4-ounce hard pack single serving size.

The outstanding quality of the YoCream Frozen Custard, along with the teamwork of our sales personnel, broker and other business partners has resulted in this product currently being placed in test markets with two large multi-unit chain accounts.

Following the Company's historical trend of developing innovative, high quality products, the Company began distribution in June of its newest product line of soy based frozen desserts. These unique products are dairy free, all natural, vegan and cultured. The positive response to sampling has been outstanding.

Gross Profit

The Company's gross profit margin increased from 28.8% to approximately 29.9% for the third quarter and decreased from 29.2% to 28.0% for the nine-month periods in both years.

The increase in gross profit margin for the third quarter of 2003 was due to the implementation of cost savings.

The decreased margins in the nine months ended July 31, 2003, compared to the same period in 2002, was primarily due to a change in sales mix and the increased costs related to the coffee latte` product. This is one of managements targets in its continuing efforts to reduce costs and improve margins.

Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 8.5% to 9.5% for the third quarter, and increased from 9.8% to 10.7% for the nine months. Sales and marketing expenses in total have increased due to promotional expenses, payroll, and travel expenses. Management believes that sales and marketing activities and the related costs in the past have been beneficial in expanding market segments and products into existing markets. Accordingly, the Company expects to continue this marketing strategy as a primary means to grow sales.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 8.2% to 9.8% of sales for the quarter, and increased from 10.1% to 11.2% for the nine months. General and administrative expenses have increased in total primarily due to personnel related expenses.

Income from Operations

Income from operations of $703,000 for the third quarter was 10.6% of sales compared to 12.1% for the corresponding quarter last year. The results for the nine months were $957,000, or 6.2% of sales, while last year it represented 9.2% of sales. The improved results in the third quarter were due to the Companys cost saving measures. For the nine months, the decrease in income from operations was primarily due to the effect on margins from the sales of the coffee latte` product and increased expenses for sales, marketing and administration described above.

Unusual Expense

Unusual expense in 2003 consists of a one-time charge of $157,200 representing the settlement of a freight charge claim from the Companys lead customer for shipments in 2001 and 2002. See Note E to the Financial Statements for a further description of this unusual expense, which is not expected to reoccur because both parties have resolved the underlying circumstances.

Provision for Income Taxes

The effective tax rate was 37.4% and 37.9% for the first nine months of 2003 and 2002, respectively. The effective rate in 2003 is the same as the rate for the full year 2002, and reflects a similar level of research and development activity.

Net Income

Net income for the quarter was approximately $336,000, or 5.1% of sales, compared to $470,000, or 7.5% for same period last year. The net income for the nine months ended July 31, 2003 was $485,400 or 3.1% of sales, compared to $797,700, or 5.6% for the same period last year.

Were it not for the unusual expenses of approximately $181,000 (includes $24,000 charged to cost of sales) described above and in Note E to the Financial Statements, net income for the third quarter and nine months ended July 31, 2003 would have been approximately $450,000 and $599,000, respectively.

Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of July 31, 2003, there were no borrowings under the Company's $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the bank's basic commercial lending rate.

During the first quarter of 2003 the Company completed borrowings of $168,500 under the terms of a secured term loan agreement to finance certain production equipment.

Net cash provided by operating activities was approximately $1,515,000 in the nine months ended July 31, 2003, compared with $1,266,000 in the same period of 2002. Although earnings are lower in 2003, a contributing factor in the cash flow increase was the $572,000 reduction in inventories. This resulted from managements focus on cost savings activities and its plan to improve cash flow.

Expenditures for plant and equipment were approximately $790,000 in the nine months ended July 31, 2003 compared to $473,000 spent in the same period last year. Approximately 83% of the current year expenditures relate to the aseptic packaging system.

The Company is in the process of installing a $2.5 million high acid aseptic packaging system for the smoothie product that the Company is currently producing. Project completion is expected in October 2003, with expenditures funded with cash and a finance lease facility with its bank. See Note D to the Financial Statements for a description of this financing arrangement.

The Company follows the practice of repurchasing its common stock from time to time. There were no repurchases in the nine months ended July 31, 2003, while repurchases during the same period in 2002 amounted to approximately $461,000. During the nine months ended July 31, 2002, the Company purchased 71,913 shares of its common stock.

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

At July 31, 2003, borrowings outstanding under secured term loan facilities with its bank amounted to approximately $1,140,000. The facilities bear interest at a rate equal to the 30-day LIBOR rate plus 175 basis points (3.12% at July 31, 2003), with the option to fix the rate during the term. A hypothetical increase of 200 basis points in the interest rate would increase interest expense by approximately $23,000 in the next year, if the rate were not fixed by entering into an interest rate swap.

The Company does not currently use derivative securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Companys disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Companys disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Companys Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and
(2) accumulated and communicated to the Companys management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Companys internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is not involved in any material pending legal proceedings.

Item 2.   Changes in Securities

      None.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to Vote of Security Holders

      None.

Item 5.   Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits

      31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2       Certification of W. Douglas Caudell pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.   Reports on Form 8-K

The Company filed a Form 8-K on August 18, 2003 reporting the resignation of David Hanna as president and director.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                        YOCREAM INTERNATIONAL, INC.



Date:    September 15, 2003                 By:    /s/  John N. Hanna
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer


Date:    September 15, 2003                 By:   /s/ W. Douglas Caudell
                                            W. Douglas Caudell, Chief
                                            Financial Officer