Form 10-K
period 2003-10-31
YOCREAM INTERNATIONAL INC
filed 2004-01-30
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  Form 10-K

          [X]  Annual report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                  for the fiscal year ended October 31, 2003

         [ ]Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [   ]     No [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,046,313 , based upon the average bid and asked prices at which the common stock was sold as of the Registrants most recently completed second quarter, April 30, 2003.

At January 15, 2004 there were 2,277,956 shares of the registrant's common stock outstanding.

                     Documents incorporated by reference:

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

TABLE OF CONTENTS

PART I                                                                 Page
Item 1.     BUSINESS.....................................................4
Item 2.     PROPERTIES..................................................16
Item 3.     LEGAL PROCEEDINGS...........................................17
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.....................................................17

PART II
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS................................17
Item 6.     SELECTED FINANCIAL DATA.....................................18
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................19
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA........................................................29
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................29
Item 9A.    CONTROLS AND PROCEDURES.....................................29

PART III
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT..................................................30
Item 11.    EXECUTIVE COMPENSATION......................................30
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.......................................30
Item 13.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS................................................30
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES .....................30

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.....................................30

SIGNATURES..............................................................33





PART I

Forward Looking Statements

This report on Form 10K includes forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Companys management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Companys financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words anticipate, believe, estimate, expect, and intend and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Companys ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Companys ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Companys products; and the Companys ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its copacking relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Companys operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


Item 1:  BUSINESS

Overview and Corporate History

YOCREAM INTERNATIONAL, INC. (the Company) is a corporation organized under the laws of the state of Oregon in 1977 originally under the name the Yogurt Stand, Inc. The Company changed its name later that year to International Yogurt Company, Inc. In 1999, the Company changed its name to its present name. The Company makes, markets and sells frozen yogurt, sorbet, frozen custard, smoothie, soy and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. These products are sold to a variety of businesses and outlets, including convenience stores, restaurants, hospitals, school districts, food distributors, military installations, yogurt shops, fast food chains, discount club warehouses, business and industry locations, and other types of outlets. The Companys primary brand is YOCREAM(registered trademark). YOCREAM branded products include YOCREAM FROZEN YOGURT, DANNON/YOCREAM FROZEN YOGURT, YOCREAM FROZEN CUSTARD, YOCREAM BLENDER SMOOTHIES, YOCREAM DISPENSER SMOOTHIES, YOCREAM COFFEE LATTE FREEZE, YOCREAM SOY CULTURED FROZEN DESSERT, SOFT SCOOP BY YOCREAM, AND YOGURT STAND FROZEN YOGURT. The Company also does custom manufacturing for other companies under certain private labels. The Companys general marketing strategy is to offer a broad selection of its products at a price suitable for the relevant markets.

The Industry

The products produced by the Company constitute only a portion of the relevant frozen dessert and beverage foodservice industry. The industry produces a diverse range of products, many of which compete directly with the Companys frozen dessert and frozen beverage products.

Many types of foodservice outlets make available to the public the Companys products, as well as competing manufacturer's products. Retail consumers may obtain the Companys products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to discount club warehouse types of facilities, as well as from many medium-sized businesses. Foodservice outlets or institutions, such as restaurants, hospitals and school districts, typically offer frozen desserts and beverages of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts are often viewed as premium products, and are somewhat resistant to price competition. However, larger institutional customers for frozen dessert products often enter into contracts on the basis of price, distribution capabilities, or product quality. Smaller businesses such as restaurants and yogurt shops will often enter into agreements on the basis of brand identification, reputation or other preferences.

Consumers are motivated to purchase frozen desert and beverage products on the basis of taste, reputation, quality, health benefits, and price. Premium products tend to be less sensitive to price. Some consumers will choose one product over another for health related reasons such as ingredients, calories and additives. Frozen dessert and snack products also compete with other varieties of food and dessert items.

Frozen yogurt and smoothie products have gained wider acceptance by a greater variety of demographic groups than when first introduced to the marketplace. The Company believes that frozen dessert and beverage products appeal to and are purchased by persons of all age groups and both sexes. The claims of certain manufacturers related to the healthfulness of their products may also increase the acceptance of those frozen dessert and products.

The Company

YoCream International, Inc. operates within the health oriented frozen dessert, snack, and novelty segments of the frozen dessert industry. Focus is placed on manufacturing superior quality products for regional, national, and worldwide foodservice and retail markets. YoCream International, Inc.s expertise in nationwide distribution, foodservice sales and marketing, research and development, new product development, and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (as will appear more fully in the Market Strategy section below). These relationships are developed to increase volume growth and profitability of the Company. YoCream International, Inc.s foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which YOCREAM manufactures private label products are provided outstanding price/value products that meet their stringent quality standards.

Marketing Strategy

The Companys marketing strategy is designed to build its YOCREAM and DANNON/YOCREAM brands, as well as its private brand and co-pack manufacturing business. The Company targets active, on-the-go health oriented consumers seeking high quality products away from home. The Companys marketing strategy is to focus sales efforts on developing brand awareness and consumer loyalty. The Company offers a broad range of frozen yogurt, frozen custard, ice cream and smoothie products positioned as premium quality providing a value to the consumer for healthy desserts and beverages. These product features and other benefits, including high counts of live active cultures in its yogurt products, are promoted to customers and consumers through financially conservative advertising and promotional methods. The Company also considers the broad distribution of its products critical to sales growth, with its products available nationwide and in several foreign countries. The Company views its internal research and development department as well as its own manufacturing facility to be an integral part of its product innovation and marketing strategy.

   Advertising and Sponsorships: The Company seeks to increase sales and improve brand recognition through financially conservative advertising and promotional methods. The Companys promotional strategy for their direct customers, distributors and food service accounts, includes distributor programs, trade shows, and select media placement in trade publications. Operator/retailer, promotional strategy also includes trade publication advertising as well as support of distributor promotions and Company case stuffers. Military/government food service promotional strategy includes targeted trade publication advertising, participation in buying groups, trade shows, and support of prime vendor programs. Consumer/end-user promotional strategy includes in-store merchandising. High profile sponsorships also continue to improve brand recognition with prominent and highly visible affiliations, such as the NBA Portland Trailblazers and the Utah Jazz. Certain advertising rights are granted under the agreements as well as exclusivity regarding the sale of products such as frozen yogurt, sorbet, soft serve ice creams or smoothies within the Centers.

   Dannon / YoCream Alliance: In April 2001, the Company entered into an alliance with The Dannon Company, Inc., a leading national producer of yogurt products in the United States, to supply soft frozen yogurt to Dannons foodservice customers. Under the terms of this alliance, Dannon agreed to endorse YOCREAM and assist in introducing the Company to Dannons current brokers and distributors. The alliance enabled the Company to enter new markets and access national and international accounts, including military accounts, which the Company had not been able to penetrate in the past. In October 2001, the Company announced that the alliance with Dannon was expanded, beyond selling frozen yogurt to Dannon foodservice customers, to include a co-branded line of soft serve frozen yogurt. The DANNON/YOCREAM co-branded line, which utilizes the YOCREAM formulas, was available nationally by the third quarter of 2002 through traditional food service distributors. The strength of the Dannon name along with YOCREAMs concentration on the foodservice or on-premise marketplace offer opportunities for increased sales and market share. In January 2003, the Company initiated a plan whereby the sales teams for both the Company and Dannon began representing the combined product lines to the away-from-home market. In May 2003, the companies changed the plan to focus instead on representing selected products to specific distribution market segments. Under this plan, sales teams were defined involving personnel from both companies to jointly coordinate sales efforts. (See MD&A General Section) Management believes that the two companies are similar in philosophy, and that the yogurt products of both companies are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

   Custom Manufacturing: In addition to marketing its own products, the Company also markets its manufacturing facility for private brand and copacking business through developing strategic relationships and promoting its product development expertise, as well as its manufacturing flexibility and logistics services. (See Manufacturing Process section for further details.) In 1989, the Company began a concerted effort to obtain copacking and private label business, and was successful in becoming the supplier of soft frozen yogurt to Price Club. (See Distribution and Significant Customers section for additional history with this customer and its successor, Costco Wholesale). The Company is intensifying its efforts to pursue this type of business in 2004.

   New Product Development and Manufacturing Expansion: A significant part of the Companys marketing strategy is to utilize its product development and manufacturing capabilities to gain new customers and strengthen existing business relationships by customizing products to meet individual needs.

   In fiscal 1999, the Company developed a dispenser smoothie for Costco Wholesale. The product was exceptionally well received and has significantly contributed to the growth of the Companys sales. In fiscal 2000, the Company developed a high quality coffee latte freeze for Costco Wholesale. After undergoing market tests, the roll out began in fiscal 2001. In fiscal 2002, the demand for this product escalated to the point that the customer requested an aseptic product, which would offer extended shelf life. The Company worked with suppliers, machine manufacturers and an outside co-packer to provide this product.

   In the fourth quarter of 2003 the Company installed an aseptic packing line for production of bag-in-box shelf stable smoothies and other high-acid products. After reformulating fruit dispenser smoothie products for the new aseptic line, the Company developed coffee concentrate products to replace the previously co-packed coffee latte freeze. This product will be offered to customers in February, 2004. This manufacturing expansion allows the Company to provide foodservice operators and military accounts with high-quality shelf stable beverage products. The Company will introduce Fruitquake(registered trademark) aseptic, shelf stable dispenser smoothies to the market at food shows during the second quarter of 2004. (See Products section below.)

   In June 2002, the Company began selling a proprietary gourmet-softened ice cream in a 10% butterfat vanilla bean and a coffee variety to a major regional chain of specialty restaurants.

The Companys sales and marketing organization consists of a Director of Sales and Marketing who directs the Regional Sales Managers, who in turn work with 29 independent foodservice broker organizations and a network of distributors on a nationwide basis. The Companys Director of National Accounts and Branding works with a National Accounts Manager and two specialty brokers. Together they facilitate expanding the Companys national accounts, including military and government foodservice sales. The Company also has a Manager of Club Store and International Sales who works with a specialty broker. International sales are selectively pursued based on ease of distribution and profitability. Marketing and sales abroad are currently occurring in Mexico, Puerto Rico, Taiwan, Korea, Italy, Germany, and to a limited degree, several other countries.

The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce and distribute unique high quality and good-for-you products.

Products

The Company makes, markets and sells frozen yogurt in premium, low-fat, non-fat and sugar-free flavors; smoothies in a variety of flavors; non-dairy sorbet in a variety of flavors; organic frozen yogurt; organic ice cream; gourmet ice cream; frozen custard, frozen cultured soy, and other frozen desserts and snacks. These frozen products are available in liquid mix form, and some are available in hard pack form. All of the YOCREAM and YOGURT STAND products are certified Kosher. The Company also has the ability to produce bottled smoothie or juice products.

The Company sells soft serve yogurt liquid mix to food service customers who dispense it through a soft serve frozen dessert machine. In fiscal years 2003, 2002, and 2001 the soft serve liquid mix accounted for approximately 48%, 47%, and 49%, respectively of the Companys case sales.

   Dannon/YoCream Frozen Yogurt (co-branded as Dannon/Yocream in the third quarter of fiscal 2002) is the Companys flagship brand of frozen yogurt. DANNON/YOCREAM Frozen Yogurt is crafted with one of the highest counts of beneficial live active yogurt cultures (Lactobacillus Bulgaricus, Streptococcus Thermophilus, and Lactobacillus Acidophilus), using a special recipe that produces a smooth and creamy taste. It is available in more than 40 flavors in Nonfat, Premium and No Sugar Added (sweetened with aspartame) varieties.

   Yogurt Stand Frozen Yogurt is a lower cost line of products designed to compete in that part of the institutional market where price is the most significant competitive factor. That line of the Companys products includes four flavors and an unflavored natural form, which permits the customer to add desired flavors.

The Company sells soft serve custard wet mix, softened gourmet ice cream, and soft serve cultured soy wet mix to foodservice customers who dispense the product through frozen dessert machines. In fiscal year 2003 and 2002 these products accounted for approximately 3% and 2% of the Companys case sales.

   YoCream Ice Cream is produced by the Company to fill the needs of the traditional soft serve ice cream loving consumer. This line includes gourmet-softened ice cream in a 10% butter fat vanilla bean and coffee variety, a reduced fat line, which includes a 6% vanilla, and three classic flavors, strawberry, chocolate and vanilla, with a 4.5% butter fat content.

   YoCream Frozen Custard, made from rich cream and real eggs, is offered in Vanilla Custard Cream and Chocolate Custard Cream flavors, which are premium 10% butterfat products. Traditionally, frozen custard requires the operator to use batch freezers and then hand dip the product from a freezer case. YoCream Frozen Custard has been specially formulated to dispense from standard soft serve equipment with a minor temperature adjustment, thereby saving labor and equipment expense for operators.

   YoCream Frozen Cultured Soy is a cultured frozen dessert (like frozen yogurt) made from non-GMO soy (soy that has been produced without biotechnology) that is non-dairy, dairy protein free, lactose free and vegetarian/vegan. Introduced through selected distribution and targeted at the vegetarian/vegan consumer in 2003, sales have been slow to respond given the narrow market and education required for this new product category. The Company has repositioned its marketing strategy for 2004 to target a broader market including healthcare facilities and universities focusing on the health-conscious and lactose intolerant consumer. In the second quarter of 2004, a line extension of single serve 4 oz cups will be introduced to target operators that do not have the volume or space to support soft serve equipment.

The Company also sells hard pack yogurt, sorbet and ice cream products to food-service customers. In fiscal years 2003, 2002, and 2001 the hard pack products accounted for approximately 7%, 11%, and 11%, respectively of the Companys case sales.

   Soft Scoop By YoCream is a product introduced to the marketplace in 1992. This hard pack frozen yogurt is specially formulated to be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry packaged in single serve four ounce cups.

   Hardpack Novelty Cups are produced in single serve 4 oz. plastic cups in frozen custard, ice cream, and sorbet varieties. In the second quarter of 2004, two new flavors will be added to this line: Orange Sorbet with Vanilla Frozen Yogurt Swirl and Peanut Butter Fudge Swirl, premium ice cream with a fudge ribbon. In the second quarter of 2004, hard pack soy cultured frozen dessert cups will be introduced. These cups are a line extension of the soft serve soy cultured frozen dessert line.

The Company sells dispenser and blender smoothie liquid mixes to foodservice customers who dispense the product through either frozen dessert machines or blenders. In fiscal years 2003, 2002, and 2001, the smoothie mixes accounted for approximately 42%, 40%, and 40%, respectively of the Companys case sales.

   YoCream Blender Smoothies and Sorbet were introduced in May 1997. These all natural products are available in both yogurt and fruit formulations. The base mixes may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix. Blender smoothie mixes can also be dispensed from soft serve equipment as an outstanding sorbet product.

   YoCream Dispenser Smoothies were introduced to the marketplace in March 1998. This concept utilizes all natural, nonfat fruit mixes designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product is ready to shake and pour into the dispenser and does not require the addition of fruit, ice or juice. In the second quarter of 2004, the Company will introduce Fruitquake(registered trademark) aseptic, shelf stable dispenser smoothies. Packed in one half-gallon bags to 3 gallon bags with auto fill equipment fitments, this smoothie line extension meets the need for operators that have limited refrigeration or, as in military, geographic locations without refrigeration.

   YOCREAM COFFEE LATTE was first introduced in fiscal 2001.  In
   September 2002, this pre-mixed product was modified to be aseptically packaged in three-gallon bags with an extended shelf life. In 2003, the Company developed an aseptically packaged coffee concentrate product designed to be mixed with milk at the foodservice customers location. This product, which is packaged in half-gallon bags with the Companys new aseptic processing system, lowers manufacturing costs and is responsive to the needs of the Companys largest customer. The new packaging size was also developed to appeal to a broader foodservice market, such as coffee shops and restaurants, for which the larger size was not compatible. This new YoCaffe Latte(registered trademark) Coffee Concentrate will be introduced at food shows in the second quarter of 2004.

As of January 15, 2004, the Company had available for sale the following products and flavors under the DANNON/YOCREAM, YOCREAM or YOGURT STAND brand names:

DANNON/YOCREAM             YOCREAM                    YOCREAM
FROZEN YOGURT              Fruit Blender              Soft Scoop - 4 Ounce
Premium Soft Serve         Smoothies
Mix                        (and Sorbet, too)          Very Berry Sorbet
                                                      Very Berry Sorbet/
Cheesecake Supreme         Kiwi Strawberry Splash        Vanilla Frozen
Dutch Chocolate            Very Berry                    Yogurt Swirl
French Vanilla             Lemony Lime                Vanilla Frozen Yogurt
Milk Chocolate             Mango Tango                Chocolate Frozen Yogurt
Natural                    Orange Burst               Strawberry Frozen
Yogurt
Peanut Butter                                         Vanilla Frozen Custard
Praline n Cream                                       Chocolate Frozen
Custard                    YOCREAM
White Vanilla              Yogurt Blender             Vanilla Soy
                           Smoothies                  Chocolate Soy
DANNON/YOCREAM
FROZEN YOGURT              Coffee                     DANNON/YOCREAM
Nonfat Soft Serve          Vanilla                    YOCREAM FREE
Mix                                                   No Sugar Added
                           YOCREAM                    Frozen Yogurt
Alpine Vanilla             Fruit Dispenser
Apple Spice                Smoothies                  Blueberry
Blueberry Burst                                       Cafe au Lait
Butter Brickle             Berry Banana               Chocolate
Cable Car Chocolate        Cranberry Blueberry        Raspberry
Cappuccino                 Guava Raspberry            Strawberry
Cherry Almond              Mango Sunrise              Vanilla
Chocolate Classic          Strawberry
Chocolate Mint             Tropical                   YOGURT STAND
Country Vanilla                                       Nonfat Soft Serve
Egg Nog                    YOCREAM                    Frozen Yogurt
English Toffee             Dairy Dispenser
Fancy French Vanilla       Smoothies                  Chocolate
Georgia Peach                                         Strawberry
Irish Mint                 Coffee Latte               Vanilla
Island Banana
Kahlua                     YOCREAM                    YOCREAM
Luscious Lemon             Soft Serve                 Soft Serve
New York Cheesecake        Frozen Custard             Ice Cream
Outrageous Orange
Pecan Praline              Chocolate Cream            Chocolate  4.5% B.F.
Peppermint Stick           Vanilla Cream              Strawberry 4.5% B.F.
Pina Colada                                           Vanilla    4.5% B.F.
Pistachio                                             Vanilla    6.0% B.F.
Pumpkin                    YOCREAM                    Vanilla Shake Base 10%
Root Beer Float            SOFT SERVE
Strawberry                 SOY
Very Boysenberry
Very Raspberry              Chocolate
White Chocolate             Strawberry
   Macadamia                Vanilla

Manufacturing Process

All of the manufacturing and packaging of the Companys products for both domestic and international sales occurs at its plant in Portland, Oregon except for a coffee latte premix that was packaged by a co-packer in 2003 (See General Section). Product for international markets is loaded in containers for export.

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

The manufacturing plant has four distinct packaging operations that can be
operated simultaneously based on demand.   One operation is for the filling
of half-gallon gable top containers for soft serve products. A second line packages hard packed yogurt, frozen custard, ice cream and sorbet products in
quarts, pints and 4 ounce cups.   Within these two operations are a multitude
of packaging sizes, styles, and finished casing capabilities along with a full range of inclusions that can be added to the finished products. A third packaging line handles bag-in-box applications for our dispenser smoothie line. The Company also has a cold-fill plastic bottling line available. Management estimates that plant utilization is approximately 40%.

In January 2001, the Company completed a major upgrade of its plant facilities, as part of the Companys commitment to its customers and to the market place. The project more than doubled the Companys throughput capabilities, automated a number of production processes, and upgraded bottling and bag-in-box packaging capabilities. This allows YOCREAM to serve the increasing requirements of its existing customers, and develop products for new markets. The project included expanded R&D facilities, a tank farm on the outside of the plant to store product and to allow for more efficient use of internal space for larger capacity processing equipment, and separate production lines which enable the Company to more efficiently package wet mix, hard pack, bottled, and bag-in-box products. The project also included a new state-of-the-art CIP (clean-in-place) sanitation system, to assure high standards of sanitation and food safety. At the same time, the Company upgraded its management information system. This included installation of an MRP (Material Resource Planning) system that assists in the continuing process of reducing costs and inventories while increasing the Companys efficiencies and assuring that product quality is consistently maintained.

In October 2003, the Company completed an aseptic processing system costing over $2 million. The system expands the Companys production capabilities, and enables the Company to produce shelf stable products that do not require refrigeration for shipping or storage. The system will initially be used to satisfy customer demands for shelf-stable fruit and coffee smoothie products in half-gallon, one-gallon, and three-gallon bags. The line will also be available for copacking juices, fruits and purees, and other beverage mixes in half-gallon to five-gallon bags. Installation of the new line opens capacity on existing production lines for potential custom manufacturing and copacking partners as well as for the Companys other products.

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

Quality Assurance and Food Safety

Food safety is a primary focus for the Company. The Companys Quality Assurance Department ensures that the most stringent levels of regulatory compliance are maintained, meeting and exceeding all inspection standards including but not limited to USDA, FDA, military, customer food safety audits, aseptic processing standards, export requirements, kosher and organic certification. The Quality Assurance Department is staffed with two full time microbiologists, a degreed sanitarian and a degreed food scientist. The department maintains its proficiency on important food safety issues such as allergen and pathogen control through food safety training, GMP education, supplier audits, and laboratory analyses.

The Company is in compliance with the Bioterrorism and Preparedness Act with registration of the facility completed and a lot tracking system in place to comply with the stringent requirements for immediate trace back and trace forward of all ingredients, packaging, and finished products. Further biosecurity measures such as designated facility entrances with controlled plant access, surveillance system upgrades, new employee background checks and seals on tankers have been implemented or updated in 2003.

The Company believes that it is in compliance with applicable government regulations, and that the strength of its quality assurance program has been validated by the high ratings achieved on several third-party safety audits performed during fiscal 2003.

Inventory and Backlog

The Company is primarily a make-to-stock operation with a relatively short cycle time; hence we do not have a significant production backlog. The Company strives to maintain a low level of raw materials inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Companys products throughout the United States.

Research and Development

The Companys research and development activities include the development of new flavors, improvement of existing flavors, refinement of manufacturing processes and the development of new products. In addition to activities related to YoCream products, R&D services are also used to develop proprietary products for larger customers, or assist with the development of production formulas for copacking customers. Research and monitoring also occurs on a regular basis with respect to ingredients such as stabilizers and emulsifiers. 2003 department accomplishments include development of products for the Companys new aseptic line, including fruit smoothies and coffee concentrate beverages. Continuing its role as an integral part of the Companys marketing strategy in 2004, the R&D department is in the final stages of developing a low-carbohydrate product to address this emerging market. The Companys development activities occur at the Portland, Oregon facility. Total research and development expenditures for the year ended October 31, 2003, was approximately $555,000, compared with $446,000, and $269,000 for the years ended October 31, 2002 and 2001.

Raw Materials and Suppliers

The primary ingredients in the Companys smoothie and yogurt products are a variety of fruits and raw milk. The Company presently has one primary supplier for the pasteurized fruit ingredients used in its smoothie products. Other pasteurized fruit ingredients are purchased from a number of companies nationwide based upon the Companys strict quality standards. Suppliers of the raw milk utilized by the Company are mostly based in the Pacific Northwest and obtain raw milk from dairy farms in northern Oregon and southern Washington. Because freshness and timeliness of delivery are critical, the Company prefers local suppliers. After the raw milk is received, it is pasteurized at the Companys plant before the milk becomes the primary ingredient in the Companys yogurt products. The Companys largest supplier of raw milk supplied approximately 85% of the Companys needs in fiscal year 2003 and the second largest supplier provided approximately 15%.

The Company continues to take action to reduce over-all materials expense. Through on going vendor negotiations, the Company has entered into contracts for varying terms of up to one year, greatly minimizing sudden and unexpected price fluctuations. The Companys collective purchasing agreement, with the All Star Dairy Association continues to provide additional purchasing leverage on certain key materials. In 2004 the Company will begin purchasing one of its top three ingredients through this association, which is expected to result in cost savings.

The Company continues to develop back-up sources of supply for key ingredients. All supplies used by the Company are readily available from a variety of suppliers. The Company has never experienced any form of supply shortage.

Distribution and Significant Customers

The Companys products are distributed nationwide and in several foreign countries. Distribution is facilitated by buyer pickup or by transportation arranged by the Company. The Companys products are generally shipped on refrigerated trucks to all domestic locations.

While the Company has experienced growth in all customer classifications, revenues derived from its largest customer, Costco Wholesale, represented 70%, 68%, and 67% of total sales in the years ended October 31, 2003, 2002, and 2001, respectively. In fiscal year 1989, the Company began selling soft serve frozen yogurt to Price Club. After the merger between Costco and Price Club, Costco chose the Companys soft serve frozen yogurt, over that of competitors, for its food courts. During 1998, Costco selected the Company to develop a very berry smoothie to be offered in its food courts. During 2001, Costco again selected the Company to develop a coffee latte freeze to be offered in some of its food courts. Due to the consistently high-level of quality and customer acceptance of these products and the efficient operation of Costcos food courts, there has been a significant increase in its sales. Furthermore, the longevity of this relationship is due to various factors, including the Companys distribution system and responsiveness to Costcos operational and logistical requirements. Another significant factor is the field support program that has been implemented in cooperation with an independent broker. The support program includes an intensive sampling of yogurt and smoothie products at all new warehouse openings. Management is determined to maintain the quality of service that supports the longevity of this relationship and expects that its business with Costco will continue to grow.

Advertising and Promotion

During the year ended October 31, 2003 such expenses totaled approximately $378,000 representing 1.8% of net sales. These compare to $372,000, or 1.9% of net sales in 2002; and $327,000, or 2.1% of net sales in 2001.

The Company seeks to increase sales and improve brand recognition through conservative advertising and promotional methods. (See Marketing
Strategy for more detail.)

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

The Company competes against different sets of manufacturers for each product it markets. The Companys principal competitors for soft serve frozen yogurt products include Colombo (General Mills), Freshens and Eskimo Pie/CoolBrands. Smoothie product competitors include Island Oasis, Frutazza, Parrot Ice, Jet Tea, and Artic Ice. In addition to the large primary competitors identified, the Company competes with numerous small local and regional companies.

Through the Companys national system of brokers and distributors, management believes it competes effectively. Price and quality competition, however, has become intense in certain geographical areas. The Company has responded to price competition from regional dairies with its lower-priced products under the Yogurt Stand label and to competition on quality with its YOCREAM brand products. While the Company continues to experience competitive success, no assurance can be given that the Company will continue to compete successfully against other available products.

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

Seasonality

The Companys sales and earnings are somewhat seasonal with a greater percentage occurring in the second and third calendar quarters or spring and summer months and, to some extent, holiday periods. Introduction and rollout of new products may tend to level the seasonal fluctuations.

Trademarks and Trade Names

The Company registered as a trademark the name of its primary product, YOCREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Companys products use that basic trade name with other words or designations, such as YOCREAM LITE. In addition, the Company uses the trademarks JUST SAY YO, PURE PLEASURE, YOGURT STAND, PURE PLEASURE,
PURE FOOD, PURE ENVIRONMENT, ITS A BELIEF, ITS A LIFESTYLE, SOFT SCOOP,
YO CAFFE, SMOOTH AND TASTY, and FRUITQUAKE. The Company has registered or intends to register these trademarks in the United States and may register the trademark YOCREAM in other foreign countries.

Employees

The Company employed 56 persons at October 31, 2003, all of whom were full-time (35 hours per week or more.) None of the Companys employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Companys sales representatives manage a network of national and regional foodservice brokers. These are independent brokers and are paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.

Item 2:  PROPERTIES

The Company is located at 5858 NE 87th Avenue, Portland, Oregon 97220, in two adjacent properties consisting of 53,200 combined square footage. The Company uses approximately 13,000 square feet for production, approximately 8,300 square feet for freezer and refrigeration purposes, and approximately 4,500 for office space. The Company has designated the remaining 27,400 square feet for warehouse purposes and expansion of the Companys freezer and production facilities.

In May 1994, when the lease of the Companys production and office facilities expired, the Board of Directors decided that in order to preserve capital the Corporation should allow certain of its officers and directors to purchase the property, with the Corporation then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Corporation. In fiscal year 1998, Pente Investments agreed to fund a 4,200 square foot facility to provide needed office space. The current lease as amended has a remaining term of approximately 9 years and provides for a base rent of $17,000 per month for the period from July 2003 to July 2006 and then increases at approximately 8% every three years.

In November 2003 the Company leased from Pente Investments, property and a building adjacent to its manufacturing plant increasing its facility for operations by 64%. The purchase of the property was funded by Pente Investments to conserve the Companys borrowing capacity. The new warehouse space (included in the square footage above) increases overall plant capacity by optimizing utilization of the existing manufacturing facility. The building will initially be utilized as additional warehouse space for raw materials and shelf stable products, reducing offsite storage and freight expenses, which is expected to offset the costs of the new space. Approximately 39,500 square footage of improved land is available on site for future expansion of operating facilities. The lease, which was approved by an independent committee of the Board of Directors, has a term of 15 years, a base rent of $12,848 per month for the first through third year and increases approximately 9% every three years thereafter.

Other materially important property of the Company includes certain equipment, which it utilizes to manufacture and distribute its products, including standard dairy equipment, holding tanks and refrigeration units. In addition, the Company leases other equipment under operating leases.


Item 3: LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company had no significant litigation pending against it.


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the
final quarter of fiscal year 2003.


                                   PART II


Item 5: MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol YOCM. As of January 15, 2004, there were 2,277,956 shares of the common stock outstanding and there were 139 shareholders of record estimated to represent approximately 1000 beneficial holders based on the number of individual participants in security position listings. On January 15, 2004 the closing bid and asked prices were $5.05 and $5.10, respectively.

The following table sets forth the high and low closing prices for quarterly periods in the two twelve month periods ended October 31, 2003 and 2002, as reported by Nasdaq Stock Market:

     Twelve months Ended October 31, 2003              High         Low
          August 1, 2003   -  October 31, 2003        $5.73        $4.55
          May 1, 2003      -  July 31, 2003            5.75         4.55
          February 1, 2003 -  April 30, 2003           6.89         5.01
          November 1, 2002 -  January 31, 2003         8.39         6.59

     Twelve months Ended October 31, 2002              High         Low
          August 1, 2002   -  October 31, 2002        $8.76        $6.37
          May 1, 2002      -  July 31, 2002            9.75         5.26
          February 1, 2002 -  April 30, 2002           6.20         3.45
          November 1, 2001 -  January 31, 2002         4.13         3.26

The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Companys capital assets.

Item 6: SELECTED FINANCIAL DATA.

The following selected financial data set forth below as of October 31, 2003 and 2002, and for each of the three years in the period ended October 31, 2003 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 2001, 2000, and 1999 and for each of the two years in the period ended October 31, 2000, are derived from financial statements not included herein.



                                             October 31,
Balance Sheets              2003           2002           2001           2000          1999
Total Current Assets   $ 6,125,215    $ 5,430,073    $ 4,992,797    $ 4,372,804    $ 4,637,304

Total Assets            12,867,107     10,224,937      9,651,561      7,426,575      7,356,915

Long-Term Debt           2,279,667        858,167      1,037,024        125,073        201,238

Shareholders Equity      8,145,639      7,503,195      6,818,348      6,130,492      5,351,730


                                   For the Years Ended October 31,
Statements of Income        2003           2002          2001            2000           1999
Sales                  $20,477,934    $19,438,892    $15,616,943    $14,943,886    $14,064,992

Income from Operations     989,893      1,549,234      1,125,081      1,542,737      1,468,445

Income before Taxes        803,144      1,368,070      1,021,193      1,572,918      1,424,066

Income Tax Provision(2)    268,000        512,000        268,000        548,000        406,000

Net Income   (1)           535,144        856,070        753,193      1,024,918      1,018,066

Earnings per
  Common Share-Basic (1)       .24            .38            .33            .45            .44

Earnings per
  Common Share-Diluted  (1)    .23            .38            .33            .45            .43

<F1>
(1) Fiscal year 2003 results were impacted by a one-time unusual expense of $182,000 in the third quarter. This represented settlement of a freight charge claim to a customer for shipments in 2001 and 2002. Were it not for the one-time charge related to prior years, earnings per share for 2003 would have been $0.28. The Company does not expect this to reoccur because both parties have resolved the underlying circumstances.



Fiscal year 2002 results were impacted by a one-time unusual expense of $147,000 in the fourth quarter. This represented settlement of a freight charge claim to a customer for shipments in 1999 and 2000. Were it not for the one-time charge related to prior years, earnings per share for 2002 would have been $0.42.

<F2>
(2) The effective tax rates for fiscal years 2003, 2002, 2001, 2000 and 1999 are 33.4%, 37.4%, 26.3%, 34.8% and 28.5%. The fiscal year 2001 rate is lower than the other years because of the deduction of research and development credits relating to several years.


Item 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

General


YoCream Internationals primary focus is on manufacturing, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, smoothie, coffee latte and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Due to the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

In fiscal 2003, the Company achieved a 5.3% increase in sales, primarily from new products, which included soft frozen custard, gourmet ice cream, and aseptic coffee latte. The increase in sales, however, was not as high as expected due to the following:

   Economic conditions: The sluggish economy and high unemployment have had
   an impact on the rate of sales growth.   As a result, management has
   focused on the development of new products that will enable the company to reach new markets. For example, the company invested over $2 million in 2003 for a new aseptic production line to address the market for shelf-stable products (See Manufacturing Section). This processing system, completed in October 2003, will initially produce smoothies and coffee concentrate beverages. (See Sales Section below.) Other products conducive to this processing system are being evaluated to meet the high demand of the away-from-home marketplace for shelf stable products.

   Market Trends: While traditional frozen yogurt remains entrenched in the marketplace, it is presently in its mature stage. In response, the Company has developed unique cultured items in the frozen dessert category. For example, the Company developed a Soft Serve Soy Cultured Frozen Dessert, to appeal to the health conscious consumer. This product is currently being marketed through a national broadline foodservice distributor under their private label. (See Sales Section below.) The Company has also developed a low-carb frozen yogurt to respond to strong consumer demand. This product will be introduced at food shows in February, 2004.

   The Dannon Alliance: In January 2003, the Company initiated a program whereby the sales teams for both the Company and Dannon began representing their combined product lines to the away-from-home market. In unifying the broker sales network to represent both companies, broker changes were made which resulted in a loss of some customers. YoCream regional sales personnel aggressively pursued the program and attention was diverted from the sale of the Companys core products. By the third quarter the program was revised in cooperation with Dannon and the Companys sales staff refocused its attention on the sales of the Companys core products.

   The Company continues to value its relationship with The Dannon Company. The two Companies are now representing selected products to specific distribution market segments. Under this arrangement, sales teams are defined involving personnel from both Companies to jointly coordinate sales efforts. The Companies expect to find additional opportunities to develop their mutual business interests. The strength of the Dannon name along with YoCreams concentration on the foodservice or away-from-home marketplace is expected to offer opportunities for increased sales and market share in the future. Management believes that the two Companies are similar in philosophy, and both Companies yogurt products are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition.

   Other Factors: In the first two quarters of 2003, the Company began selling a proprietary gourmet-softened ice cream in a 10% vanilla bean and a coffee variety to a major regional chain of specialty restaurants. In June 2003 the customer suspended purchasing the product due to pricing concerns. The Company has formulated a new product to meet the customers needs and expects sales to begin again in the second quarter of fiscal 2004.

   The Company expected a higher level of sales of its coffee latte beverage to its lead customer, which was not achieved in 2003 (See explanation below).

   Military sales did not meet anticipated expectations due to troop deployment overseas.

Management believes that the sluggish economy, market trends, the temporary diversion of its sales staff, and the other factors listed above will impact sales growth through the first quarter of fiscal 2004, but expects that results will improve through the balance of the year.

While the Company achieved a modest sales increase in a tough economy, a 36.1% decrease in income from operations and a 37.4% decrease in net income was experienced as a result of the following:

   Raw Materials: The industry experienced increases in raw materials costs including vanilla, cocoa, and sugar. The Company responded with high-quality product reformulations.

   Inventory Levels: Inventory levels were significantly reduced as a result of operating efficiency initiatives. While the accounting effect of this reduction negatively impacts 2003 operating income, management expects future benefits of increased inventory turns, reduced storage expenses, as well as increased cash flow (See Liquidity Section).

   Coffee Latte: In 2002 the Company developed a pre-mixed coffee latte product for its lead customer, which resulted in significant sales. The customer decided it wanted this product in a shelf stable form. The
   Company responded by having the product co-packed aseptically, which resulted in significantly reduced margins. The customer then accepted an aseptic concentrated form of the product from a competitor, which significantly impacted the Companys sales of coffee latte and related economies of scale. Upon completion of the Companys aseptic processing system in October 2003, a concentrated shelf-stable coffee product was developed, which duplicates the flavor profile of the original product. The concentrate will be presented to this customer for consideration in new markets.

   Legal Fees: The Company incurred higher legal fees than expected due to the transition of its former president, to a consultant position.

   Unusual Expenses: A freight reimbursement settlement of $182,000 with its lead customer was incurred by the Company in 2003. The underlying circumstances of this charge have been remedied and management believes the matter to be fully resolved. (See details in Other Income (Expense))

In the future, the Company may entertain potential acquisitions where appropriate, to broaden its product lines or increase market share. The Company has retained the services of an investment banker to assist in analyzing such opportunities.

In August 2003 the Companys president, who was one of its founders, retired after 27 years of outstanding service. He continues to be a major shareholder and the Company has retained the benefit of his experience on a consulting basis.

Management believes that the Companys commitment to the industry evidenced by its significant investment for expansion and its responsible plan for growth effectively positions the Company to increase shareholder value. Additional details relative to results and managements plans are presented below.

Sales

The Companys sales were $20,478,000, $19,439,000, and $15,617,000, for the years ended October 31, 2003, 2002, and 2001, respectively, and represented increases of 5.3% in 2003 and 24.5% in 2002.

The increase in fiscal 2003 and 2002 sales primarily related to increases in yogurt case sales to Costco Wholesale and the military/government sector, and from the sale of new products (coffee latte freeze, soft frozen custard and gourmet-softened ice cream).


For the years 2003, 2002 and 2001, the breakdown of sales by product is as follows:

                                %                        %                         %
Category           2003       Total         2002       Total          2001       Total
--------           ----       -----         ----       -----          ----       -----
Yogurt         $10,399,000    50.8%     $10,108,000     52.0%      $8,544,000    54.7%

Smoothies        8,631,000    42.2%       8,339,000     42.9%       6,804,000    43.6%

Custard and
 Ice Cream       1,256,000     6.1%         727,000      3.7%          83,000     0.5%

Co-packing         192,000     0.9%         265,000      1.4%         186,000     1.2%
               -----------   ------     -----------    ------     -----------   ------
               $20,478,000   100.0%     $19,439,000    100.0%     $15,617,000   100.0%
               ===========   ======     ===========    ======     ===========   ======

Frozen Yogurt: The increase in frozen yogurt sales of 2.9% was primarily related to continued growth in its wholesale club business and sales to the military and government sector, and the efforts of the Companys foodservice sales staff. Although domestic sales to the military are down as a result of troop movements outside of the continental United States, international sales have increased.

The Company continues to develop its business with the military and government sector. The sale of soft frozen yogurt to this segment began on a small scale following the Companys alliance with The Dannon Company in 2001, and has since been systematically growing. The Company recently initiated a worldwide comprehensive program with the US Air Force. This program provided an introduction to two of the countrys largest air force bases, Lackland Air Force Base in Texas and Keesler Air Force Base in Mississippi, which will begin serving the Companys products in the second quarter of 2004. During 2003, the Company began sales to the Army, Navy, Air Force, and Coast Guard and obtained new product approvals (see smoothies section below) to facilitate future sales. Marketing plans for fiscal 2004 focus on building volume in each of these branches of the armed forces.

In October 2003, Premier Inc., a leading healthcare alliance, awarded the Company a 36-month Committed Agreement to supply Dannon YoCream Frozen Yogurt to Premier healthcare members. Introduction to members began at shows in October and sales are rapidly increasing. Through the first quarter of 2004, the Company opened 7 new national points of distribution to facilitate Premier sales, with 5 additional distributors targeted in the second quarter of 2004. Sales to Premier members have also increased sales volume with 3 existing distributors. The Companys sales plans for this account ensure securing the business of additional members as well as building volume at the points of distribution. The Dannon YoCream alliance was instrumental in introducing the Company to this account.



In December 2003, the Company became an approved supplier for the Amerinet manufacturer allowance program. Amerinet is a health care group purchasing organization in the United States with more than 1,800 hospitals and other health care member facilities. The 24-month agreement covers all YoCream products and certain other private label frozen dessert products that the Company manufactures, with sales expected to begin in the second quarter fiscal 2004.


Consistent product quality resulting from the Companys on-site manufacturing is a major factor in the achievement of the above awards. Other factors include: high counts of beneficial live active yogurt cultures, unique flavor selection, and an extensive branded merchandising program.

Management believes that the above contracts launching national expansion into the healthcare sector are significant in broadening the Companys market base and increasing market share. This business facilitates expanded distribution of the Companys products into the nations two largest broadline foodservice distributors and other independent distributors. Furthermore, it provides opportunity to offer the Companys products to non-healthcare customers serviced by these distributors.

Smoothie Sales: Smoothie sales, consisting of both fruit and coffee products, increased by 3.5% primarily as a result of the growth in coffee latte sales.

Coffee latte sales were initiated with the Companys lead customer as stated in the General Section above. The Company has since installed an aseptic processing system to facilitate the production of this coffee latte in a concentrated form. (See Manufacturing Section)

A coffee latte concentrate has also been developed for the general market place utilizing the Companys newly installed aseptic line This product is designed to be mixed with milk at the foodservice customers location. It is a shelf stable product packed in half gallon bags and replaces the premix coffee beverage that was co-packed in three gallon bags. The new packaging size appeals to a broader foodservice market, such as coffee shops and restaurants, for which the larger size is not compatible. The new YoCaffe Latte(registered trademark) Coffee Concentrate will be introduced at food shows in the second quarter of 2004. Marketing strategies in 2004 include teaming with a new category of distribution partners that market directly to the optimal customers for this product line.

In the fourth quarter of 2003, the Company initiated a worldwide comprehensive program for aseptic smoothies with the US Air Force. This program provided an introduction to the countrys largest air force training installation, Lackland Air Force Base in Texas, which will begin serving smoothies as well as Dannon YoCream frozen yogurt in the second quarter of 2004. In the first quarter of 2004, Keesler Airforce Base, one of the countrys three largest air force bases, approved the smoothie program and will begin serving smoothies as well as Dannon YoCream frozen yogurt in the second quarter of 2004. The shelf-stable attributes of the new smoothie products effectively address the product storage needs of many military installations, both domestic and international. In 2004, the new Fruitquake(registered trademark) Smoothies and YoCafe Latte(registered trademark) products will be promoted at food shows, presented at menu board planning meetings, and advertised in military and government foodservice publications.

Frozen Custard, Gourmet Ice Cream and Soy: These products are the latest in a line of classic products that have contributed to the historical growth in YoCream sales. Soft frozen custard and gourmet-softened ice cream represent the indulgent line of products that the Company introduced last year.

In June 2002, the Company entered into a 30 month contract to supply its soft serve frozen custard to a Nebraska based chain of restaurants. This contract is being serviced successfully and has resulted in increased sales.

The outstanding quality of the YoCream Frozen Custard, along with the teamwork of the companys sales personnel and broker have resulted in this product currently being placed in test markets with two large chain accounts in the fourth quarter. Should the testing prove satisfactory, these accounts are expected to significantly increase the Companys sales volume.

In the third quarter of 2002, the Company began selling a proprietary gourmet-softened ice cream in a 10% butter-fat vanilla bean and a coffee variety to a major regional chain of specialty restaurants. In June 2003, the customer suspended purchasing the product due to pricing concerns. The
Company has formulated a new product to meet the customers needs and expects sales to resume in the second quarter of fiscal 2004 (See General Section).

Following the Companys historical trend of developing innovative, high quality products, the Company began distribution in June 2003 of its newest product line of soy based cultured frozen desserts. These unique products are dairy free, all natural, vegan and cultured. This product has been stocked at the central warehouse for one of the Nations largest distributors facilitating the opening of 7 new major distribution points. (See Products Section). In the second quarter, management plans to offer a 4oz hard pack version of the product, which is expected to be more convenient for the customer base.




Cost of Sales

Cost of sales, as a percentage of revenues, were 72.6%, 71.7%, and 70.6%, in 2003, 2002, and 2001 respectively. Costs increased in 2003 and 2002 primarily as a result of the manufacture of coffee latte freeze. Other significant factors effecting cost of sales in 2003 and 2002 included increased costs of raw materials and planned reduction of inventory levels (See General Section for details.)

In fiscal 2001, cost increases were experienced in ingredients, transpor-tation, and utility costs. Ingredients used in the Companys products are agricultural products subject to price risk. The Company attempts to minimize this risk by entering into contracts to cover its annual production requirements. During 2001, when certain contracts matured, the Company experienced significant increases in the costs of vanilla, cocoa, and sugar. Competitive conditions limited the Companys ability to pass on these costs. Depreciation and lease payments also increased due to the plant upgrade project completed in January 2001.

Gross Profit

Gross profit margins were 27.4%, 28.3%, and 29.4%, in 2003, 2002, and 2001, as a result of the factors discussed above. Margins decreased in 2003, 2002 and 2001 primarily as a result of the change in sales mix, including the introduction of the new coffee latte product, and other cost of sales factors described above.

Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 2003, 2002, and 2001 were 11.1%, 10.4%, and 11.0%, respectively. Such expenses are generally related to the level of revenues and marketing activities. Sales and marketing expenses in total have increased in 2003, 2002 and 2001 due to promotional expenses, Dannon royalty payments, an increase in field staff, and travel expenses related to supporting the sales expansion. Management believes that the opportunities merit the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses for the years ended October 31, 2003, 2002, and 2001, as a percentage of revenues, were 11.5%, 9.9%, and 11.2%, respectively. Overall general and administrative expenses have increased over the three-year period, primarily due to increases in personnel costs and professional fees. Management believes that personnel cost increases are consistent with the Companys growth. Professional fees are expected to decline in 2004. (See General Section.)

Income from Operations

Income from operations for the years ended October 31, 2003, 2002, and 2001 was $990,000, $1,549,000, and $1,125,000, respectively. The factors effecting the reduced income from operations in 2003 are explained in the General Section above.

The significant increase of 37.7% in income from operations in 2002 resulted primarily from the 24.5% increase in sales.

The results for 2001 were impacted by the Companys commitment to expand its sales organization and intensify its marketing programs. The results were also affected by the increase in cost of sales described above.

Other Income (Expense)

Interest expense increased in 2001 as a result of the term loan in June 2001 associated with the plant upgrade project. Over the last three years construction interest capitalized amounted to $9,200 in 2003, $0 in 2002 and $5,300 in 2001.

In August 2002, the Company received notification from a third party freight auditor representing a customer of the Company. The notification implied that the customer might be entitled to freight charge reimbursements for shipments that occurred in 1999 and 2000. As a result of a subsequent investigation of this matter, the Company agreed to a settlement of approximately $147,000, which was provided for in the fourth quarter 2002. At that time the Company believed that the issues that gave rise to this claim were settled.

During the third quarter 2003, the Company received notification from the same customer regarding a claim for additional freight charge reimbursements for shipments that occurred primarily in 2001 and 2002, with a portion in 2003. The financial results for the third quarter 2003 include a provision of approximately $182,000 for the settlement of these additional freight costs. Management now believes that this matter has been fully resolved, with the underlying circumstances remedied, and that there will not be any additional charge to the income statement related to this matter.

Other expense of $71,000 in fiscal 2001, primarily represents a provision for loss on disposition of surplus equipment.

Income before Income Taxes

Income before taxes for the years ended October 31, 2003, 2002, and 2001 was $803,000, $1,368,000, and $1,021,000, respectively. The change in income from operations in 2003 is explained in the General Section. The increase in 2002 is primarily the result of the 24.5% increase in sales.

Provision for Income Taxes

The effective tax rate was 33.4%, 37.4% and 26.3% in 2003, 2002 and 2001, respectively. The effective rates are less than the expected rate of 38.4% primarily due to the realization of federal tax credits in 2003, 2002 and 2001. In the future, the Company expects that its provision for income taxes will be at or near the applicable federal and state statutory rates.

In 2001, the tax provision was reduced by research and development tax credits of approximately $145,000 relating to several years.

Net Income

Net income for the years ended October 31, 2003, 2002, and 2001 was $535,000, $856,000, and $753,000, respectively. Net income, as a percentage of sales, was 2.6%, 4.4%, and 4.8% in each of the three years. See General Section for managements analysis for declining year 2003 net income. The Company believes that the marketing strategies described in this document as well as cost control measures will enable it to improve financial results by the second and third quarters of 2004.

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

  The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation(SFAS
  123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans.



Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from internally generated funds, bank loans, operating leases, capital leases and stock sales. The cash flow for the three years ended October 31, 2003 is summarized as follows:

                                 2003    % Change        2002     % Change       2001
                                 ----    --------        ----     --------       ----
Net cash provided by
operating activities        $ 1,990,000     48.1%   $ 1,344,000     -16.1%   $ 1,602,000

Capital expenditures         (2,379,000)   270.5%      (642,000)    -71.4%    (2,245,000)

Net cash provided by
(used in) financing
activities                    1,505,000   -550.0%      (334,000)   -130.8%     1,085,000

Net increase in cash
and cash equivalents          1,116,000    203.9%       367,000     -17.0%       443,000

Cash and cash
equivalents at end
of year                       2,644,000     73.0%     1,529,000      31.6%     1,162,000

Working capital               4,505,000     18.1%     3,815,000      17.6%     3,243,000

Cash provided by operations in fiscal 2003 improved primarily due to the decrease in inventories of approximately $807,000. This resulted from managements plan to reduce inventories during the year and the Company continues to effectively service its marketplace at reduced inventory levels.

During fiscal 2003, management identified certain logistics elements and inventory turns as key performance indicators. As a result of managements focus on this area, inventory levels were reduced and inventory turns increased from approximately 5.4 to 6.6 times per year. Through improvements in logistics planning, the related storage costs were reduced by 35% in fiscal 2003. Management plans to continue the current inventory management and logistics programs in fiscal 2004.

The Companys capital expenditures for the years ended October 31, 2003, 2002, and 2001 were approximately $2,379,000, $642,000, and $2,245,000, respectively.
During 2003 the Company completed the installation of an aseptic processing system. The construction costs to the point of bringing the system on line in October 2003 was approximately $2,153,000, including $141,000 in capitalized internal labor costs associated with the project.

The Company is in the process of evaluating its capital expenditure plans for fiscal 2004, which will include approximately $488,000 related to the aseptic packaging system. The Company has arranged adequate financing as explained below.

Expenditures in 2001 include approximately $1,922,000 relating to the $2.8 million plant upgrade project started in 2000. Cash provided by financing in 2001 includes $1,400,000 of term loan borrowing to finance 50% of the project. The balance of the project cost was financed with cash generated from operations.

During fiscal 2003, the Company arranged a master finance lease facility to fund the new aseptic processing system. The project was funded by this facility in December 2003. At that time the amounts previously draw on the line of credit and the existing term loans were refinanced under the master lease facility. The Company also received approximately $395,000, resulting in a long-term debt obligation totalling approximately $2,953,000. The remaining amount that can be borrowed under this facility is approximately $539,000.
This financing arrangement provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (2.87% at October 31, 2003), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion. The facility is collaterialized by the aseptic system project assets and by the other equipment and fixtures related to the existing term loans, and is subject to the same financial covenants as the revolving line of credit. Under this arrangement, the bank also agreed to release its blanket security interest in the other equipment and fixtures owned by the company.

The Company has a bank line of credit of $2,000,000, which matures in July 2005, and provides for an interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank has also offered an additional $500,000 term loan line for equipment purchases.

During the three years ended October 31, 2003, 2002, and 2001 the Company repurchased 26,822, 71,713, and 45,592 shares, respectively of its common stock. It has been the Companys practice to purchase shares of its stock from time to time, pursuant to board approved plans. The Company also purchases stock for its required contributions to the Companys 401(k) Employee Savings Plan and Trust. At October 31, 2003 the Company does not have any plans to purchase additional shares of its stock at this time, other than for its required 401(k) contributions. (See Note H of Notes to Financial Statements for a further explanation).

At October 31, 2003, working capital includes an income tax receivable of approximately $378,000. This primarily resulted from the benefit of accelerated tax depreciation of the aseptic processing system, which was completed and placed in service in October 2003.

The Company believes its existing assets, bank lines, and cash flow from operations will be sufficient to fund the Companys operations for at least the next twelve months.

Off Balance Sheet Arrangements

Prior to fiscal year 2001, the Company entered into operating leases relating to certain assets utilized in its production process. (See Note L of the Notes to Financial Statements for a description of these off-balance sheet lease commitments.) The Company also leases its offices, production facility and warehouse with terms of 9 to 15 years. (See Notes L and M of Notes to Financial Statements for a description of the terms).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Ingredients used in the Companys products are agricultural products subject to price risk. The Company minimizes this risk by entering into contracts to cover its annual production requirements. Historically, there have been situations that when the contracts matured, and cost increases were experienced, competitive conditions limited the Companys ability to pass on the additional costs. In 2003 the Company responded to significant increases in raw material costs by developing high-quality reformulations of key products.

(See General Section.)

Borrowings outstanding at October 31, 2003, of approximately $2,616,000 were consolidated into a master lease facility in December 2003. The facility bears interest at 30 day LIBOR plus 175 basis points (2.87% at October 31, 2003), with the option to fix the rate during the term. A hypothetical increase of 200 basis points in the interest rate would increase interest expense by approximately $50,000 in the next fiscal year, if the rate were not fixed by entering into an interest rate swap.

The Company does not currently utilize derivative securities.


Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is submitted as Appendix A to this report.


Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 9A: CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures

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

     (b)  Internal Control Over Financial Reporting

There has been no change in the Companys internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.


                                   PART III


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Executive Officers and Directors of the Company are subject to a Code of Ethics that complies with standards mandated by the Sarbanes-Oxley Act of 2002.

The complete Code of Ethics is available on the Company website and may be accessed by shareholders at www.yocream.com. The Company intends to disclose on its website any amendments to its Code of Ethics and any waivers of the Code of Ethics that apply to the Chief Executive Officer, Chief Financial Officer and principal accounting officer or controller, as required by federal securities regulation.

The information required in Items 401 and 405 of Regulations S-K are incorporated by reference from the sections entitled ELECTION OF OFFICER and INFORMATION REGARDING MANAGEMENT AND DIRECTORS in the definitive Proxy Statement for the Companys 2004 Annual Meeting of Shareholders.


Item 11:  EXECUTIVE COMPENSATION.

The response to this item is incorporated herein by reference from the section entitled EXECUTIVE COMPENSATION in the Companys Proxy Statement for its 2004 Annual Meeting of Shareholders.


Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The response to this item is incorporated herein by reference from the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Companys Proxy Statement for its 2004 Annual Meeting of Shareholders.


Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated herein by reference from the section entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Companys
Proxy Statement for its 2004 Annual Meeting of Shareholders.


Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Any information that may be required pursuant to the securities regulations in response to Item 9(e) of Schedule 14A is incorporated by reference from the sections entitled INDEPENDENT PUBLIC ACCOUNTANTS in the definitive Proxy Statement for the Companys 2004 Annual Meeting of Shareholders.


                                   PART IV


Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)

      (1) Financial Statements. The response to this portion of Item 15 is submitted as Appendix A to this report.

      (2) Financial Statement Schedules.  The response to this portion of
Item 15 is submitted as Appendix A to this report.

      (3) Exhibits.  See Exhibit Index below

      (b) Reports on Form 8-K:

               The Company filed a Form 8-K on August 18, 2003 reporting the resignation of David Hanna as president and director.

               The Company filed a Form 8-K on October 30, 2003 reporting that the Company had issued a press release that it had entered into an agreement with Premier, Inc., a group purchasing organization.

               The Company filed a Form 8-K on November 18, 2003 announcing that it had leased a warehouse facility adjacent to its plant.

      (c) See Exhibit Index below.

      (d) No financial statements required by Regulation S-X were excluded from materials delivered to shareholder.


EXHIBIT INDEX

Exhibit
Number                       Exhibit

3.1     i     Restated Articles of Incorporation of the Company

3.1.1   ii    Articles of Amendment, dated October 29, 1991

3.1.2   iii   Articles of Amendment, dated March 24, 1999

3.1.3         Articles of Amendment, dated April 16, 2003, filed herewith

3.2           Restated and Amended Bylaws of Company, filed herewith

10.1    iv    Commercial lease and by and between John N. Hanna, David J.
              Hanna, James S. Hanna, Harry M. Hanna and Joseph J. Hanna Jr.;
              landlord and YoCream International, Inc., dated July 5, 1994.
              Assignment of the lease to Pente Investments L.L.C., dated July 5, 1994

10.1.2  v    Amendment No.1 to commercial lease between Pente Investments
             L.L.C. and YoCream International, Inc., dated June 4, 1998.

10.2 Commercial lease between Pente Investments L.L.C and YoCream International, Inc., dated October 1, 2003, filed herewith

10.3    vi   2000 Stock Option Plan

10.4    vii  Cobrand License agreement between The Dannon Company, Inc. and
             YoCream International, Inc., dated September 6, 2001

10.5   viii  Consulting agreement between David J. Hanna. and YoCream
             International, Inc. dated August 7, 2003

10.6 Master Equipment Lease Agreement between Key Equipment Finance, a Division of Key Corporate Inc. and YoCream International, Inc dated December 18, 2003, filed herewith

23.1         Consent of Independent Accountants filed herewith.

31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

32.2         Certification of W. Douglas Caudell pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

i Incorporated herein by reference from the Companys Registration Statement on Form S-18, dated November 17, 1987

ii Incorporated by reference from the Companys Annual Report form 10-K for the fiscal year ended October 31, 1991

iii Incorporated by reference from the Companys Quarterly Report form 10-Q for the quarter ended April 30, 1999

iv Incorporated herein by reference from the Companys Quarterly report on Form 10-Q for the quarter ended July 31, 1994

v Incorporated herein by reference from the Companys Annual Report form 10-K for the fiscal year ended October 31, 1998

vi Incorporated by reference from the Companys Quarterly report from 10-Q for the quarter ended April 30, 2000

vii Incorporated by reference from the Companys Annual Report form 10-K for the fiscal year ended October 31, 2002

viii         Incorporated by reference from the Companys Form 8-K dated
             August 18, 2003


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOCREAM INTERNATIONAL, INC.	                         Dated:  January 29, 2004



By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ John N. Hanna                                 Dated:  January 29, 2004
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

By:  /s/ James S. Hanna                                Dated:  January 29, 2004
     James S. Hanna
     Director

By:  /s/ Carl G. Behnke                                Dated:  January 29, 2004
     Carl G. Behnke
     Director

By:  /s/ Joseph J. Hanna                               Dated:  January 29, 2004
     Joseph J. Hanna
     Director

By:  /s/ William J. Rush                               Dated:  January 29, 2004
     William J. Rush
     Director

By:  /s/ W. Douglas Caudell                            Dated:  January 29, 2004
     W. Douglas Caudell
     Chief Financial Officer









EXHIBIT 23.1


CONSENT OF INDEPENDENT ACCOUNTANTS



We have issued our report dated January 12, 2004, accompanying the consolidated financial statements included in the annual report of YoCream International, Inc. on Form 10-K for the year ended October 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statements of YoCream International, Inc. on Forms S-8 (File No. 333-09695, effective August 26, 1996, and File No. 333-59960, effective April 22, 2002).


                                             \s\ GRANT THORNTON LLP

Portland, Oregon
January 28, 2004





FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

YOCREAM INTERNATIONAL, INC.

OCTOBER 31, 2003 AND 2002










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



Report of Independent Certified Public Accountants


Board of Directors and Shareholders
YOCREAM International, Inc.

We have audited the balance sheets of YOCREAM International, Inc. as of October 31, 2003 and 2002, and the related statements of income, shareholders equity and cash flows for each of the three years in the period ended
October 31, 2003. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YOCREAM International, Inc. as of October 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Portland, Oregon
January 12, 2004







                         YOCREAM International, Inc.

                               BALANCE SHEETS
                                 October 31,

                                                      2003             2002
                                                  -----------      -----------
                ASSETS
Current assets
  Cash and cash equivalents                       $ 2,644,436      $ 1,528,818
  Trade accounts receivable, net of allowance
    for doubtful accounts of $37,500 in 2003
    and $18,000 in 2002                               934,259          900,996
  Inventories                                       1,846,989        2,654,432
  Other current assets                                247,012          311,227
  Income tax receivable                               378,269               -
  Deferred tax assets                                  74,250           34,600
                                                  -----------      -----------

      Total current assets                          6,125,215        5,430,073

Fixed assets, net                                   6,241,922        4,385,900
Intangible and other long-term assets, net            499,970          408,964
                                                  -----------      -----------
                                                  $12,867,107      $10,224,937
                                                  ===========      ===========
      LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
  Current portion of long-term debt               $   336,333      $   360,358
  Accounts payable                                  1,144,045        1,083,954
  Income taxes payable                                     -            31,709
  Other accrued liabilities                           140,146          139,196
                                                  -----------      -----------

      Total current liabilities                     1,620,524        1,615,217

Long-term debt, less current portion                2,279,667          858,167
Deferred tax liabilities                              795,451          243,800
Other liabilities                                      25,826            4,558
                                                  -----------      -----------
      Total liabilities                             4,721,468        2,721,742
                                                  -----------      -----------

Shareholders equity
  Preferred stock, no par value, 5,000,000
    shares authorized, none issued or outstanding          -                -
  Common stock, no par value, 30,000,000
    shares authorized                               4,733,281        4,625,981
  Retained earnings                                 3,412,358        2,877,214
                                                  -----------      -----------
      Total shareholders equity                     8,145,639        7,503,195
                                                  -----------      -----------
                                                  $12,867,107      $10,224,937
                                                  ===========      ===========

The accompanying notes are an integral part of these statements.



                         YOCREAM International, Inc.

                           STATEMENTS OF INCOME

                        For the years ended October 31,

                                          2003          2002          2001
                                      -----------   -----------   -----------
Sales                                 $20,477,934   $19,438,892   $15,616,943

Cost of goods sold                     14,868,324    13,947,245    11,024,318
                                      -----------   -----------   -----------

      Gross profit                      5,609,610     5,491,647     4,592,625

Selling and marketing expenses          2,267,137     2,023,469     1,723,884
General and administrative expenses     2,352,580     1,918,944     1,743,660
                                      -----------   -----------   -----------

      Income from operations              989,893     1,549,234     1,125,081

Other income (expense)
  Interest income                           6,144        14,743        22,806
  Interest expense                        (28,335)      (48,420)      (55,224)
  Unusual expenses                       (157,163)     (147,487)           -
  Other, net                               (7,395)           -        (71,470)
                                      -----------   -----------   -----------

      Income before income taxes          803,144     1,368,070     1,021,193

Income tax provision                      268,000       512,000       268,000
                                      -----------   -----------   -----------

      NET INCOME                      $   535,144   $   856,070   $   753,193
                                      ===========   ===========   ===========

Earnings per common share - basic     $      0.24   $      0.38   $      0.33
                                      ===========   ===========   ===========

Earnings per common share - diluted   $      0.23   $      0.38   $      0.33
                                      ===========   ===========   ===========

Shares used in basic earnings
    per share                           2,257,998     2,253,248     2,262,657
                                      ===========   ===========   ===========


Shares used in diluted earnings
    per share                           2,280,233     2,272,986     2,271,186
                                      ===========   ===========   ===========


The accompanying notes are an integral part of these statements.








                         YOCREAM International, Inc.

                     STATEMENT OF SHAREHOLDERS EQUITY

                                    Common Stock                             Total
                              ------------------------      Retained      Shareholders
                               Shares        Amounts        Earnings         Equity
                              ---------    -----------    -----------     -----------
Balance, October 31, 2000     2,262,583    $ 4,862,541    $ 1,267,951     $ 6,130,492

  Net income                         -             -          753,193         753,193
  Stock options exercised        43,000         84,350             -           84,350
  Repurchase of common stock    (45,592)      (173,092)            -         (173,092)
  Tax benefit of options
    exercised                        -          23,405             -           23,405
                              ---------    -----------    -----------     -----------

Balance, October 31, 2001     2,259,991    $ 4,797,204    $ 2,021,144     $ 6,818,348

  Net income                         -              -         856,070         856,070
  Stock options exercised        61,900        216,380             -          216,380
  Repurchase of common stock    (71,713)      (461,403)            -         (461,403)
  Tax benefit of options
    exercised                        -          73,800             -           73,800
                              ---------    -----------    -----------     -----------

Balance, October 31, 2002     2,250,178    $ 4,625,981    $ 2,877,214     $ 7,503,195

  Net income                         -              -         535,144         535,144
  Stock options exercised        54,600        210,500             -          210,500
  Repurchase of common stock    (26,822)      (125,400)            -         (125,400)
  Tax benefit of options
    exercised                        -          22,200             -           22,200
                              ---------    -----------    -----------     -----------

Balance, October 31, 2003     2,277,956    $ 4,733,281    $ 3,412,358     $ 8,145,639
                              =========    ===========    ===========     ===========

The accompanying notes are an integral part of these statements.
                         YOCREAM International, Inc.

                         STATEMENTS OF CASH FLOWS

                        For the year ended October 31,

                                                 2003          2002         2001
                                            ----------    ----------   ----------
Cash flows from operating activities

  Net income                                $  535,144    $  856,070   $  753,193
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization            516,028       612,376      588,996
      Loss on disposal of equipment              7,395            -        72,302
      Deferred income taxes                    512,001       214,200       49,000
      Change in assets and liabilities
        Accounts receivable                    (33,263)      138,007      (41,927)
        Inventories                            807,443      (180,894)      23,875
        Other assets                           (26,791)     (150,759)    (150,379)
        Accounts payable                        60,091       (58,444)     228,518
        Income taxes receivable
          and payable                         (409,978)      (90,466)      53,179
        Other accrued liabilities               22,218         3,614       25,681
                                            ----------    ----------   ----------
            Net cash provided by
              operating activities           1,990,288     1,343,704    1,602,438
                                            ----------    ----------   ----------
Cash flows from investing activities
  Expenditures for fixed assets             (2,379,445)     (642,149)  (2,244,531)

                                            ----------    ----------   ----------
            Net cash used in
              investing activities          (2,379,445)     (642,149)  (2,244,531)
                                            ----------    ----------   ----------
Cash flows from financing activities


  Proceeds from issuance of
    long-term debt                           1,767,500       181,500    1,400,000
  Principal payments on long-term debt        (370,025)     (344,675)    (250,048)
  Repurchase of common stock                  (125,400)     (461,403)    (173,092)
  Proceeds from exercise of stock options      232,700       290,180      107,755
                                            ----------    ----------   ----------
            Net cash provided by (used in)
              financing activities           1,504,775      (334,398)   1,084,615
                                            ----------    ----------   ----------
            Net increase in cash and
              cash equivalents               1,115,618       367,157      442,522

Cash and cash equivalents,
  beginning of year                          1,528,818     1,161,661      719,139
                                            ----------    ----------   ----------

Cash and cash equivalents,
  end of year                               $2,644,436    $1,528,818   $1,161,661
                                            ==========    ==========   ==========


The accompanying notes are an integral part of these statements.


                         YOCREAM International, Inc.

                        NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YOCREAM International, Inc. (the Company) was incorporated on January 14, 1977 in the state of Oregon. The Company manufactures and wholesales frozen yogurt, custard, ice cream and snacks, in addition to fruit and coffee smoothie beverages, under its brand names YO CREAM or DANNON YOCREAM, and also under private labels. Sales are made primarily throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

1.     Significant Estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Cash and cash equivalents

Cash and cash equivalents include money market and other short-term investments with a remaining maturity of three months or less when purchased.

3.     Accounts receivable

The majority of the Companys accounts receivable are due from companies in the retail and wholesale food service industries. Credit is extended based on evaluation of a customers financial condition and, the Company periodically performs credit evaluations of its customers. Credit insurance is obtained on selected accounts. Accounts receivable are generally due within 15 days and are stated at amounts due from customers net of an allowance for doubtful
accounts.   Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Companys previous loss history, the customers current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Historically the Companys credit losses have been insignificant.

4.     Inventories

Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods.

5.     Fixed Assets

Fixed assets are stated at cost. Expenditures for replacements and improvements are capitalized, and expenditures for repairs and maintenance and routine replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. Depreciation is provided for on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the life of the lease or the service life of the improvement, whichever is shorter. Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The recoverability of property, plant and equipment to be held and used is evaluated by comparing the carrying amount of an asset to the estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated lives used in calculating depreciation and amortization are as follows:

           Plant equipment                           10-25 years
           Office equipment and furnishings           3-10 years
           Leasehold improvements                     5-14 years


6.     Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, approximate fair value because of the relatively short maturity of these instruments. The carrying value of notes payable and long-term debt approximate fair values based upon the interest rates available to the Company for similar instruments.


7.     Revenue Recognition and Sales Incentives

Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to EITF 00-14 Accounting for Certain Sales Incentives, certain coupons, rebate offers and free products offered concurrently with a single exchange transaction are recognized at the later of when revenue is recognized or when the sales incentive is offered, and reported as a reduction in revenue. In addition, pursuant to EITF 00-25 Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendors products, or promotion of sales of the vendors products, by the retailer or wholesaler are recognized when incurred and reported as a reduction of revenue. For the three years ended October 31, 2003, 2002 and 2001 the total of rebates and promotional costs charged against sales were approximately $610,000, $599,000, and $569,000, respectively.

8.     Shipping and Handling Costs

Shipping and handling costs are classified as part of cost of sales. Payments received from customers for shipping and handling costs are classified as part of net sales upon recognition of the related sale.

9.     Research and Development Costs

Research and development costs are expensed as incurred. For the years ended October 31, 2003, 2002 and 2001 such costs aggregated approximately $555,000, $446,000 and $269,000, respectively.

10.     Earnings Per Share (EPS)

Basic EPS is computed using the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive.

11.     Supplemental Cash Flow Information

The Company made cash interest payments of approximately $37,000, $48,000 and $61,000 for the years ended October 31, 2003, 2002 and 2001, respectively. Income taxes paid for the years ended October 31, 2003, 2002, and 2001 totaled approximately $144,000, $315,000 and $142,000, respectively.

12.     Stock Based Compensation Plans

The Company has stock-based employee compensation plans which are more fully described in Note I. The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based
Compensation (SFAS 123).  It applies APB Opinion No. 25, Accounting for
Stock Issued to Employees, in accounting for its Plans.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share would approximate the pro forma amounts below:

                                              2003        2002        2001
                                           ---------   ---------   ---------
Net income, as reported                    $ 535,144   $ 856,070   $ 753,193
Net income, pro forma                      $ 301,779   $ 856,070   $ 671,743
Diluted net income per common
  share, as reported                       $    0.23   $    0.38   $    0.33
Diluted net income per common
  share, pro forma                         $    0.13   $    0.38   $    0.30

The weighted-average fair value of options granted during the years ended October 31, 2003, 2002, and 2001 were $1.73, $2.17, $1.35, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions in 2003, 2002, and 2001, respectively: no dividends; expected volatility of 36%, 43%, and 42%; risk-free interest rate of 3.19%, 2.95%, and 3.91%, and an expected life of 5 years.

13.     Concentrations of Credit Risk and Major Customer

One customer accounted for 60% and 63% of accounts receivable at October 31, 2003 and 2002. This same customer accounted for 70%, 68% and 67% of total revenues in the years ended October 31, 2003, 2002 and 2001.

14.     Reclassifications

Certain balance sheet items at October 31, 2002 have been reclassified to conform to the current years presentation.


NOTE B - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

SFAS No. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other identifiable intangibles with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS No. 142 and, as a result, amortization of intangibles determined to have indefinite lives ceased in the first quarter of fiscal 2003. Had SFAS No. 142 been adopted at the beginning of fiscal 2002, depreciation and amortization of approximately $9,900 would not have been recorded, and net income would have been approximately $862,600 for the year ended October 31, 2002, respectively, with no effect on earnings per share.

SFAS No. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30,
Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS
No. 144 became effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 had no effect on financial position, cash flows or results of operations.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective as of June 1, 2003 for financial instruments entered into or modified on or after that date and, for pre-existing financial instruments, as of July 1, 2003. However, in October 2003, the FASB deferred indefinitely the provisions of SFAS No. 150 that relate to mandatorily redeemable, non-controlling interests. The provisions of SFAS No. 150 have been reviewed and it has been determined that the Company does not currently have any financial instruments that have characteristics of both debt and equity.


NOTE C - INVENTORIES

Inventories consist of the following at October 31,:

                                                       2003          2002
                                                  -----------   -----------
          Finished goods                          $ 1,246,700   $ 1,996,415
          Raw materials                               368,441       412,345
          Packaging material and supplies             231,848       245,672
                                                  -----------   -----------
                                                  $ 1,846,989   $ 2,654,432
                                                  ===========   ===========

NOTE D - FIXED ASSETS

Fixed assets consist of the following at October 31,:

                                                      2003          2002
                                                  -----------   -----------
          Machinery and equipment                 $ 8,466,836   $ 6,256,922
          Office equipment and furnishings            253,896       245,305
          Leasehold improvements                    1,186,646     1,182,210
          Construction in process                     159,475        95,361
                                                  -----------   -----------
                                                   10,066,853     7,779,798
          Less accumulated depreciation
            and amortization                       (3,824,931)   (3,393,898)
                                                  -----------   -----------
                                                  $ 6,241,922   $ 4,385,900
                                                  ===========   ===========


During the year ended October 31, 2003, the Company expended $2,184,000 related to the installation of an aseptic processing system, which was placed in service in October 2003.

NOTE E - INTANGIBLE AND OTHER LONG-TERM ASSETS

Intangible assets consist of trademarks, principally YoCream with a cost basis of $257,000. Accumulated amortization associated with intangible assets totaled $161,000 at October 31, 2003 and 2002. In accordance with the provisions of SFAS No. 142, the amortization of trademarks ceased beginning in the first quarter 2003.

As of October 31, 2003 and 2002, the Company had made deposits totaling $209,000 and $101,000 related to the leases of various equipment and its production and office facility, and had insurance policy premium advances of $190,000 and $163,000, respectively (see Note M). As of October 31, 2003 and 2002, the Company also had other long-term assets of $5,000 and $49,000, respectively. These items are included in intangible and other long-term assets in the accompanying balance sheet.

NOTE F - CURRENT AND LONG-TERM DEBT

The Company has an uncollaterialized bank line of credit, which permits borrowing of up to $2,000,000. The line bears interest at the banks commercial lending rate, 4.00% at October 31, 2003. The line is subject to renewal by July 2005. At October 31, 2003, the Company borrowed $1,566,000 under the line of credit in anticipation of completing the long-term financing arrangement described below. In December 2003, the amount borrowed under the line was transferred into the long-term facility described below, leaving no amount drawn on the line. There were no amounts drawn on this line at October 31, 2002.

The line of credit contains certain financial covenants including covenants related to the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits the amount of common stock which can be repurchased by the Company. At October 31, 2003, the Company was in compliance with all of these ratios and covenants.

In December 2003, the Company finalized the terms of the master finance lease facility, which refinances the existing bank term loans of $991,667 and provides additional monies of up to $2,500,000 (including the amount borrowed in October) to fund food manufacturing equipment expenditures. The facility, which reduced the interest rate by 25 basis points beginning in July 2003 and extended the maturity date on the existing term loans, provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points, with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion. The facility is subject to the same financial covenants as the revolving line of credit, and is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the existing term loans. In December 2003 the Company borrowed an additional $394,887 under the terms of the master lease agreement. In conjunction with the payoff of the existing term loans, the lender agreed to release its blanket security interest in the other equipment and fixtures owned by the Company.

The debt maturity schedule as shown is based on the terms of the new financing facility, which provides for 84 monthly payments of $33,680 at the initial 30-day LIBOR rate of 1.15% plus 175 basis points. The actual monthly payment will fluctuate with changes in the 30-day LIBOR rate.

  Long-term debt consists of the following at October 31,:

                                                           2003         2002
                                                       ----------   ----------
  Note payable to a bank in monthly installments
    of $5,833 through December 2007, plus interest
    at 30-day LIBOR plus 1.75% (2.87% at October 31,
    2003), collateralized by certain equipment.	       $  303,333   $  181,500


  Note payable to a bank in monthly installments
    of $23,333 through June 2006, plus interest
    at 30-day LIBOR plus 1.75% (2.87% at October 31,
    2003), collateralized by certain equipment.           746,667    1,026,667


  Capitalized lease obligation to a bank in
    monthly installments of $20,622 through
    December 2010, plus interest at 30-day
    LIBOR plus 1.75% (2.87% at October 31, 2003),
    collateralized by certain equipment.                1,566,000           -


  Note payable in monthly installments of
    $943 through October 2003, including
    interest at 6.6%, without collateral                       -        10,358
                                                       ----------   ----------
                                                        2,616,000    1,218,525
    Less portion due within one year                     (336,333)    (360,358)
                                                       ----------   ----------
                                                       $2,279,667   $  858,167
                                                       ==========   ==========

The principal portion of long-term debt is payable as follows:

             Year ending

             October 31,

                2004                                    $  336,333
                2005                                       342,580
                2006                                       352,648
                2007                                       363,012
                2008                                       373,680
             Thereafter                                    847,747
                                                        ----------
                                                        $2,616,000
                                                        ==========

NOTE G - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred. For the years ended October 31, 2003, 2002 and 2001 advertising costs aggregated approximately $378,000, $372,000 and $327,000, respectively.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust (the Plan) which requires the Company to make contributions to the Plan in the amount of 3% of eligible employee compensation. The Plan allows that the required contributions may be invested in common stock of the Company. The Company made contributions to the Plan of approximately $85,000, $56,000 and $51,000 during the years ended October 31, 2003, 2002 and 2001, respectively. All such contributions have been made in the form of common stock of the Company, which has been purchased on the open market.

Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this plan.

NOTE I - STOCK OPTION PLANS

In January 1994, the Companys Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this plan. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 2003, these options had an exercise price of $4.00 and a weighted average remaining contractual life of approximately 1 year.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                               Shares           Weighted
                                               Under            Average
                                               Option        Exercise Price
                                               ---------      --------------
     Balance, October 31, 2000                 130,000            $3.54
       Granted                                      -
       Exercised                               (23,000)            1.75
       Expired                                      -
                                              ---------
     Balance, October 31, 2001                 107,000             3.93
       Granted                                      -
       Exercised                               (31,900)            3.76
       Expired                                      -
                                              ---------
     Balance, October 31, 2002                  75,100             4.00
       Granted                                      -
       Exercised                               (44,600)            4.00
       Expired                                      -
                                              ---------
     Balance, October 31, 2003                  30,500             4.00
                                              =========

In March 2000, the shareholders approved the 2000 Stock Option Plan. The plan provides for the grant of options to directors, key employees including employees who are directors and other persons who provide services to the Company. Initially the plan authorized the issuance of 100,000 shares of common stock upon exercise of options granted under the plan. In April 2002 and 2003, the shareholders approved amendments to the plan to increase the number of shares authorized for grants under the plan to 400,000. Options granted under the plan are exercisable at a per share price not less than 100% of the fair market value of the underlying common stock on the date of the grant. Incentive stock options granted to any person with beneficial ownership of 10% or more of the outstanding shares of common stock must be exercisable at a per share price not less than 110% of the fair market value of the stock on the date of the grant. The plan will terminate January 25, 2010.

A summary of option transactions relating to the 2000 Stock Option Plan is as follows:

                                               Shares           Weighted

                                               Under            Average
                                               Option        Exercise Price
                                              ---------      --------------
     Balance, October 31, 2000                     -
       Granted                                  70,000            $3.21
       Exercised                                (5,000)            3.21
                                              ---------
     Balance, October 31, 2001                  65,000             3.21
       Granted                                  65,000             5.26
       Exercised                               (30,000)            3.21
       Expired                                      -
                                              ---------
     Balance, October 31, 2002                 100,000             4.54
       Granted                                 180,000             4.70
       Exercised                               (10,000)            3.21
       Expired                                 (15,000)            4.58
                                              ---------
     Balance, October 31, 2003                 255,000             4.70
                                              =========

At October 31, 2003, there were 385,500 shares of common stock reserved for issuance under the Companys stock option plans.

NOTE J - INCOME TAXES

The provision for income taxes for the years ended October 31, consists of the following:

                                  2003         2002         2001
                             -----------  -----------  -----------
        Current              $ (244,000)  $  297,800   $  219,000
        Deferred                512,000      214,200       49,000
                             -----------  -----------  -----------
                             $  268,000   $  512,000   $  268,000
                             ===========  ===========  ===========

The effective tax rate differed from the statutory federal tax rate due to the following:

                                                 Year ended October 31,
                                              ----------------------------
                                              2003        2002        2001
                                             ------      ------      ------
   Statutory federal tax rate (graduated)     34.0%       34.0%       34.0%
   State taxes, net of federal benefit         3.7         4.1         3.8
   Tax credits                                (4.5)       (2.1)      (10.5)
   Other                                       0.2         1.4        (1.0)

                                             ------      ------      ------
                                              33.4%       37.4%       26.3%
                                             ======      ======      ======

Deferred tax assets (liabilities) consist of the following at October 31,:

                                                   2003         2002
                                               ----------   ----------

   Deferred tax assets
     Accrued expenses                          $   5,800    $   9,600
     Allowance for doubtful accounts              14,400        6,900
     State NOL carryforward                       24,300           -
     Other                                        29,750       18,100
                                               ----------   ----------
     Deferred tax assets                       $  74,250    $  34,600
                                               ==========   ==========
   Deferred tax liabilities
     Fixed assets                              $(795,451)   $(243,800)
                                               ==========   ==========

Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. As of October 31, 2003 and 2002, the Company has not recorded an allowance against deferred tax assets.

NOTE K - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31,:

                                                       Weighted
                                                       Average
                                         Income        Shares      Per-Share
                                       (Numerator)  (Denominator)    Amount
                                       -----------  -------------  ---------
2001
  Basic earnings per share
    Income available to
      common shareholders              $  753,193     2,262,657      $ 0.33

  Effect of dilutive securities
    Stock options                              -          8,529
                                       -----------  -------------
  Diluted earnings per share
    Income available to
      common shareholders              $  753,193     2,271,186      $ 0.33
                                       ===========  =============  =========

2002
  Basic earnings per share
    Income available to
      common shareholders              $  856,070     2,253,248      $ 0.38


  Effect of dilutive securities
    Stock options                              -         19,738
                                       -----------  -------------
  Diluted earnings per share
    Income available to

      common shareholders              $  856,070     2,272,986      $ 0.38
                                       ===========  =============  =========

2003
  Basic earnings per share
   Income available to
     common shareholders               $  535,144   	2,257,998      $ 0.24

  Effect of dilutive securities
    Stock options                              -         22,235
                                       -----------  -------------
  Diluted earnings per share
    Income available to
      common shareholders              $  535,144     2,280,233      $ 0.23
                                       ===========  =============  =========

NOTE L - OPERATING LEASE COMMITMENTS

The Company leases its production, warehouse and office facilities under operating lease agreements with related parties, as described below. In addition, the Company leases equipment under non-cancelable operating leases with unrelated third parties

Minimum lease payments required under these operating leases are as follows:

           Year ending
           October 31,
           -----------
              2004                                 $  596,000
              2005                                    543,000
              2006                                    497,000
              2007                                    445,000
              2008                                    407,000
           Thereafter                               2,853,000
                                                   ----------
                                                   $5,341,000
                                                   ==========

Operating lease expense for the years ended October 31, 2003, 2002 and 2001 approximated $547,000, $505,000, and $508,000. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statements of income.

NOTE M - RELATED PARTY TRANSACTIONS

The Company leases its production and office facilities from a company that is owned by the Companys chief executive officer, its former president, a director and secretary, and certain other shareholders of the Company. The lease has a remaining term of approximately 9 years with renewal provisions and currently provides for a base rent of $17,000 per month for the period from July 2003 to July 2006. Thereafter the lease increases approximately 8% every three years. Payments under the lease for the years ended October 31, 2003, 2002 and 2001 were approximately $199,000, $187,000 and $187,000, respectively.

In October 2003, the Company entered into an agreement to lease an adjoining warehouse facility from the same company described above. The lease has a term of 15 years and provides for a base rent of approximately $12,800 per month for the period from November 2003 to 2006. Thereafter the lease payment increases approximately 9% every three years.

The Company has retained the services of a law firm in which a director of the Company is a shareholder. The law firm has served as the Company's general counsel and for the years ended October 31, 2003, 2002 and 2001 billed the Company fees of approximately $339,000, $217,000, and $145,000, respectively.

In August 2003, the Company entered into a three-year consulting agreement with its former president, upon his retirement after 27 years of service, and resignation from his positions as president and a director of the Company. Under the terms of the consulting agreement, he will be paid an annual fee of approximately $136,700. Additionally, the Company will continue to provide health insurance benefits during the term of the agreement, and fund a $500,000 split dollar life insurance policy until the policy is paid up, or the event of death. Payments under the agreement for the year ended October 31, 2003 were approximately $38,000. The policy has been assigned to the Company as collateral for the repayment of the premiums. In the event of the death of the former employee, the Company would be paid the amount of its premium advances. The Companys premium advances since the inception of this policy are approximately $85,000 and $73,000 at October 31, 2003 and 2002, respectively, and are classified as part of Other Long-Term Assets
(See Note E).

The Company also maintains a $500,000 split dollar life insurance policy on its chief executive officer under which the Company pays the premiums. The policy is assigned to the Company as collateral for the repayment of the premiums. In the event of the death of the employee, the Company would be paid the amount of its premium advances. Since the inception of this policy such advances are approximately $105,000 and $90,000 at October 31, 2003 and 2002, respectively, and are classified as part of Other Long-Term Assets (See Note E).

NOTE N- QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the two years ending October 31, 2003 is as follows:

                                                      Basic     Diluted
                               Gross         Net     Earnings   Earnings
    2003          Sales       Profit       Income   Per Share  Per Share
-----------   -----------   ----------   ---------   --------- ----------
1st quarter   $ 3,869,008   $  971,909   $  10,647   $  0.00   $  0.00
2nd quarter     4,995,274    1,386,505     138,733      0.06      0.06
3rd quarter     6,635,915    1,986,737     335,998      0.15      0.15
4th quarter     4,977,737    1,264,459      49,766      0.02      0.02
              -----------   ----------   ---------   --------- ----------
         (1)  $20,477,934   $5,609,610   $ 535,144   $  0.24   $  0.23
              ===========   ==========   =========   ========= ==========

                                                      Basic     Diluted
                               Gross         Net     Earnings   Earnings
    2002          Sales       Profit       Income   Per Share  Per Share
-----------   -----------   ----------   ---------   --------- ----------
1st quarter   $ 3,361,716   $1,017,012   $ 103,501   $  0.05   $  0.05
2nd quarter     4,593,568    1,327,212     224,242      0.10      0.10
3rd quarter     6,289,553    1,811,877     469,976      0.21      0.21
4th quarter     5,194,055    1,335,546      58,351      0.03      0.03
              -----------   ----------   ---------   --------- ----------
        (1)   $19,438,892   $5,491,647   $ 856,070   $  0.38   $  0.38
              ===========   ==========   =========   ========= ==========

     (1)  See NOTE O regarding the impact of unusual expenses.

NOTE O - UNUSUAL EXPENSES

In August 2002, the Company received notification from a third party freight auditor representing a customer of the Company. The notification implied that the customer might be entitled to up to $140,000 for additional freight charge reimbursements for shipments that occurred in 1999 and 2000. As a result of a subsequent investigation of this matter, the Company agreed to a settlement of approximately $147,000, which was provided for in the fourth quarter 2002. At that time the Company believed that the issues that gave rise to this claim were settled.


During the third quarter 2003, the Company received notification from the same customer regarding a claim for additional freight charge reimbursements for shipments that occurred primarily in 2001 and 2002, with a portion in 2003. The financial results for the third quarter 2003 include a provision of approximately $182,000 for the settlement of these additional freight costs. Management now believes that this matter has been fully resolved, with the underlying circumstances remedied, and that there will not be any additional charge to the income statement related to this matter.