Form 10QSB
period 2004-01-31
YOCREAM INTERNATIONAL INC
filed 2004-03-16
CIK 821572

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-QSB


        [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended January 31, 2004.

        [ ]   Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.

                       Commission File Number: 0-16787


                         YOCREAM INTERNATIONAL, INC.
                     (Exact name of small business issuer
                         as specified in its charter)

           Oregon                                          91-0989395
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

                            5858 N.E. 87th Avenue
                           Portland, Oregon  97220
                   (Address of principal executive office)

        (Issuers telephone number, including area code): (503)256-3754


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X        NO _____


The number of shares outstanding of the issuer's common stock, as of the latest practicable date is:

                     Class:  Common stock outstanding at
                      March 13, 2004:  2,277,956 shares

Transitional Small Business Disclosure Format:  YES _____   NO X













                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS


                                                              Page

PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements                                       3-7

            Balance Sheets as of January 31, 2004,                  3
            (unaudited) and October 31, 2003

            Statements of Income for the                            4
            Three Months ended January 31, 2004
            and 2003 (all unaudited)

            Statements of Cash Flows for the                        5
            Three Months ended January 31, 2004
            and 2003 (all unaudited)

            Notes to Financial Statements                           6-8

Item 2.  Management's Discussion and Analysis of                    8-13
         Financial Condition and Results of
         Operations

Item 3.  Controls and Procedures                                    13

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                          13

Item 2.  Changes in Securities                                      13

Item 3.  Defaults upon Senior Securities                            13

Item 4.  Submission of Matters to a Vote of                         13
          Security Holders

Item 5.  Other Information                                          13

Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                          14











                       PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                January 31,       October 31,
                                                   2004              2003
       ASSETS                                   (Unaudited)
                                                -----------       -----------
Current assets
   Cash and cash equivalents                    $ 2,336,322       $ 2,644,436
   Accounts receivable, net                         821,788           934,259
   Inventories                                    2,007,161         1,846,989
   Other current assets                             396,260           247,012
   Income tax receivable                            381,384           378,269
   Deferred tax asset                                74,250            74,250
                                                -----------       -----------
         Total current assets                     6,017,165         6,125,215

Fixed assets, net                                 6,322,365         6,241,922
Intangible and other long-term assets, net          488,562           499,970
                                                -----------       -----------
                                                $12,828,092       $12,867,107
                                                ===========       ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt            $   384,000       $   336,333
   Accounts payable                                 883,925         1,144,045
   Accrued liabilities                               61,928           140,146
                                                -----------       -----------
         Total current liabilities                1,329,853         1,620,524

Long-term debt, less current portion              2,536,809         2,279,667
Deferred tax liability                              793,251           795,451
Other liabilities                                    31,007            25,826
                                                -----------       -----------
         Total liabilities                        4,690,920         4,721,468
                                                -----------       -----------
Shareholders equity
   Preferred stock, no par value,
      5,000,000 shares authorized
      none issued or outstanding                          -                 -
   Common stock, no par value,
      30,000,000 shares authorized;
      2,277,956 shares outstanding at
      January 2004, and 2,277,956
      outstanding at October 2003                 4,733,281         4,733,281
Retained earnings                                 3,403,891         3,412,358
                                                -----------       -----------
Total shareholders equity                         8,137,172         8,145,639
                                                -----------       -----------
                                                $12,828,092       $12,867,107
                                                ===========       ===========

The accompanying notes are an integral part of the financial statements.


                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME

             For the three months ended January 31, 2004 and 2003
                                 (Unaudited)

                                                       2004           2003
                                                    -----------    -----------
Sales                                               $3,449,984     $3,869,008

Cost of sales                                        2,490,812      2,897,099
                                                    -----------    -----------
         Gross profit                                  959,172        971,909

Selling and marketing expenses                         458,440        473,156

General and administrative expenses                    492,481        474,814
                                                    -----------    -----------
         Income from operations                          8,251         23,939

Other income (expenses)
     Interest income                                     1,755          2,164
     Interest expense                                  (23,573)        (9,056)
                                                    -----------    -----------
         Income (loss) before income taxes             (13,567)        17,047

Income tax provision (benefit)                          (5,100)         6,400
                                                    -----------    -----------
         Net income (loss)                          $   (8,467)     $  10,647
                                                    ===========    ===========


Earnings (loss) per common share - basic            $      .00      $     .00
                                                    ===========    ===========
Earnings (loss) per common share - diluted          $      .00      $     .00
                                                    ===========    ===========
Shares used in basic earnings per share              2,277,956      2,250,311
                                                    ===========    ===========
Shares used in diluted earnings per share            2,277,956      2,293,806
                                                    ===========    ===========












The accompanying notes are an integral part of the financial statements.





                         YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS

             For the three months ended January 31, 2004 and 2003
                                 (Unaudited)

                                                         2004          2003
                                                     -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                 $   (8,467)   $   10,647
   Adjustments to reconcile net
   income (loss) to net cash used in
   operating activities:
      Depreciation and amortization                     143,916       129,006
      Deferred income taxes                              (2,200)          800
      Change in assets and liabilities
         Accounts receivable                            112,471        28,269
         Inventories                                   (160,172)      289,803
         Other assets                                  (137,840)     (281,631)
         Accounts payable                              (260,120)     (350,545)
         Income taxes receivable                         (3,115)     (125,300)
         Other accrued liabilities                      (73,037)      (46,199)
                                                     -----------   -----------
            Net cash used in
              operating activities                     (388,564)     (345,150)
                                                     -----------   -----------
Cash flows from investing activities:
   Expenditures for plant and equipment                (224,359)      (39,849)
                                                     -----------   -----------
            Net cash used in investing
              activities                               (224,359)      (39,849)
                                                     -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt             394,887       168,500
   Principal payments on long-term debt                 (90,078)      (72,528)
   Proceeds from exercise of stock options                    -         8,000
                                                     -----------   -----------
            Net cash provided by financing
              activities                                304,809       103,972
                                                     -----------   -----------
            Net decrease in cash and
              equivalents                              (308,114)     (281,027)

Cash and equivalents, beginning of period             2,644,436     1,528,818
                                                     -----------   -----------
Cash and equivalents, end of period                  $2,336,322    $1,247,791
                                                     ===========   ===========






The accompanying notes are an integral part of the financial statements.



                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the financial statements and related footnotes included in the Corporations annual report on Form 10-K for the year ended October 31, 2003.

Note B - Inventories

Inventories consist of the following:

                                         January 31,        October 31,
                                            2004               2003
                                        ----------         ----------
     Finished goods                     $1,419,539         $1,246,700
     Raw materials                         383,862            368,441
     Packaging materials and supplies      203,760            231,848
                                        ----------         ----------
                                        $2,007,161         $1,846,989
                                        ==========         ==========

Note C - Current and Long-Term Debt

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2005. There were no borrowings outstanding at January 31, 2004.

In December 2003, the Company finalized the terms of the master finance lease facility, which refinanced the existing bank term loans of $991,667 and provided additional monies of up to $2,500,000 to fund food manufacturing equipment expenditures. The facility, which reduced the interest rate by 25 basis points beginning in July 2003 and extended the maturity date on the existing term loans, provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points, with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion. The facility is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the existing term loans. In December 2003, $1,566,000 that had been borrowed under the line of credit was transferred into the long-term facility and the Company borrowed an additional $394,887, leaving a balance available to borrow of $539,113 under the terms of the master lease agreement. In conjunction with the payoff of the existing term loans, the lender agreed to release its blanket security interest in the other equipment and fixtures owned by the Company.

The agreement provides for 84 monthly payments of $33,680 at the initial 30-day LIBOR rate of 1.15% plus 175 basis points. The actual monthly payment will fluctuate with changes in the 30-day LIBOR rate. The 30-day LIBOR rate at January 31, 2004 is 1.10%.

The line of credit and the master finance lease facility contain certain financial covenants including covenants related to the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charges. At January 31, 2004, the Company was in compliance with all of these ratios and covenants.

Note D - Earnings per share

Earnings per share are calculated as follows for the three months ended January 31, 2004 and 2003:

                                   Three Months Ended January 31, 2004
                                   -----------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ----------

Basic earnings per share:
Net earnings (loss)                $ (8,467)       2,277,956       $  .00

Effect of dilutive securities (1)                          -            -
                                   ---------       ---------       ------
Diluted earnings per share         $ (8,467)       2,277,956       $  .00
                                   =========       =========       ======

<F1>
(1) Common stock equivalents have not been included for the three months ended January 31, 2004 because the effect would be anti-dilutive.

                                   Three Months Ended January 31, 2003
                                   -----------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ----------

Basic earnings per share:
Net earnings                       $ 10,647       2,250,311        $  .00

Effect of dilutive securities                        43,495             -
                                   --------       ---------        ------
Diluted earnings per share         $ 10,647       2,293,806        $  .00
                                   ========       =========        ======

Note E - Stock Based Compensation Plans

The Company has stock-based employee compensation plans for which it has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share for the three months ended January 31, would approximate the pro forma amounts below:

                                                   2004         2003
                                                ---------     --------
   Net income (loss), as reported               $ (8,467)     $10,647
   Net income (loss), pro forma                 $(15,733)     $(9,219)

   Diluted net income (loss) per common share,
   as reported                                  $    .00      $   .00

   Diluted net income (loss) per common share,
   pro forma                                    $   (.01)     $   .00
                                                =========     ========

Options became exerciseable or were granted for 11,666 shares and 31,666 shares for the three months ended January 31, 2004 and 2003, respectively.

Note F - Supplemental Cash Flow Information

Supplemental cash flow information for the three-month periods ended January 31, are as follows:

                                                     2004        2003
                                                  --------    --------
   Cash paid during the period for income taxes   $    216    $130,900
   Cash paid during the period for interest       $ 25,215    $  9,399
                                                  ========    ========

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Companys management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Companys financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words anticipate, believe, estimate, expect, and intend and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, indicated by the forward-looking statements. These risks and uncertainties include the Companys ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Companys ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Companys products; and the Companys ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its co-packing relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Companys operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

Results of Operations

The primary business of the Company is the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, cultured soy, smoothie, coffee latte and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Because of the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

Sales

For the three months ended January 31, 2004, sales decreased 10.8% over the same period in 2003. The decrease is primarily due to lower sales of coffee latte freeze smoothies and gourmet ice cream sales. (See explanation that follows under (Smoothie) and (Custard, Ice Cream and Soy).) The breakdown of sales by product for both periods is as follows:

                           %                   %          Dollar      %
Category       2004      Total      2003     Total        Change   Change
--------       ----      -----      ----     -----        ------   ------
Yogurt      $1,862,000   54.0%   $1,856,000   48.0%    $   6,000      0.3%

Smoothies    1,453,000   42.1%    1,682,000   43.5%     (229,000)   (13.6)%

Custard,
Ice Cream
and Soy        116,000    3.4%      272,000    7.0%     (156,000)   (57.4)%

Copacking       19,000    0.5%       59,000    1.5%      (40,000)   (67.8)%
            ----------    ----   ----------    ----    ----------   -------
Total       $3,450,000    100%   $3,869,000    100%    $(419,000)   (10.8)%
            ==========    ====   ==========    ====    ==========   =======

Frozen Yogurt: Sales of frozen yogurt were basically flat. Sales are expected to increase during the busier summer season, and with the development of the Companys military and healthcare business, and the introduction of a new low-carb frozen yogurt.

The Company recently initiated a worldwide comprehensive program with the US Air Force. This program provided an introduction to two of the countrys largest air force bases, Lackland Air Force Base in Texas and Keesler Air Force Base in Mississippi, which will begin serving the Companys products in the second quarter of 2004. During 2003, the Company began sales to the Army, Navy, Air Force, and Coast Guard and obtained new product approvals to facilitate future sales. Marketing plans for fiscal 2004 focus on building volume in each of these branches of the armed forces.

In October 2003, Premier Inc., a leading healthcare alliance, awarded the Company a 36-month Committed Agreement to supply Dannon YoCream Frozen Yogurt to Premier healthcare members. Introduction to members began at shows in October and sales are rapidly increasing. Through the first quarter of 2004, the Company opened seven new national points of distribution to facilitate Premier sales, with five additional distributors targeted in the second quarter of 2004. Sales to Premier members have also increased sales volume with three existing distributors. The Companys sales plans for this account include securing the business of additional members as well as building volume at the points of distribution. The Dannon YoCream alliance was instrumental in introducing the Company to this account.

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

The low carbohydrate product category is one of the quickest emerging and fastest growing in recent times. This single food category has had an unprecedented impact in the marketplace. The Company has entered this emerging category with Dannon(registered trademark) YoCream(registered trademark) Low-Carb Premium Soft Serve Frozen Yogurt, with net carbohydrate counts ranging from 3 grams to 5 grams depending on flavor. Management believes that the Companys gourmet product is the only nationally branded low-carb soft serve that includes live active yogurt cultures to promote a healthy digestive system. Superior taste and very pleasing product texture set Dannon(registered trademark) YoCream (registered trademark) Low-Carb apart from competitive products. Sweetened with Splenda brand sucralose, this product meets the dietary guidelines for low-carb as well as diabetic consumers. Previewed at selected spring 2004 food shows, this product has already generated significant interest from all of the Companys market segments. To meet the snack-on-the-go needs of consumers, the Company anticipates introducing single serve novelty cups in the third quarter of 2004.

Smoothies: Sales of coffee latte smoothies decreased as a result of the Companys lead customer switching to a competitors shelf stable coffee latte concentrate product. The Company has subsequently completed its shelf stable aseptic packaging line, and reformulated its coffee latte product into an aseptically packaged coffee concentrate, which is designed to be mixed with milk at the customers location. The Companys YoCaffe(registered trademark) Latte(registered trademark) Coffee Concentrate will be introduced to the marketplace in the second quarter of 2004.

The Company is extending its smoothie product line to include a shelf stable bag-in-the box product, packaged on the Companys new aseptic packaging line. In the second quarter of 2004, the Company expects to introduce Fruitquake (registered trademark) aseptic, shelf stable, all natural dispenser smoothies. Packed in half gallon to three gallon bags with auto fill equipment fitments, this smoothie line extension meets the needs of operators that have limited refrigeration or, as in military, geographic locations without refrigeration. As with the Companys existing frozen smoothie line, the addition of water or ingredients at the operators location is not required, promoting a consistent product and reduced labor for the customer. The smoothie mobile meal solution is targeted at students and military personnel.

Custard, Ice Cream and Soy: Soft frozen custard and gourmet softened ice cream decreased when compared to the same period in the prior year primarily due to a major regional chain of specialty restaurants suspending purchases in June 2003 of proprietary ice cream formulations due to pricing concerns. The Company has recently formulated new products to meet the customers needs and remains in discussions with the customer to reinstate sales. In addition, the Nebraska based chain of 64 restaurants that has been purchasing the Companys soft serve frozen custard recently requested to change to the Companys low fat ice cream product with a lower price. The Companys custard product continues to be tested with two large chain accounts.

This category also includes sales of soft serve soy cultured dessert. Late in fiscal 2003, the Company introduced a lactose free, dairy free and dairy protein free cultured soy product targeted at the vegetarian/vegan consumer. Sales have been slow to respond given the narrow market and education required for this new product category. The Company has repositioned its marketing strategy for 2004 to target a broader market now including the health-conscious and lactose intolerant consumer and specifically healthcare facilities and universities. In the second quarter of fiscal 2004 a line extension of single serve 4 oz cups of this product will be introduced to address the needs of operators that do not have the volume or space to support soft serve equipment.

Copacking: The Company is promoting its copacking capabilities, and the flexibility of its manufacturing facilities. The Companys manufacturing plant has three distinct packaging operations that can be operated simultaneously based on demand. The first line fills half-gallon gable top containers for soft serve mixes or liquid products. The second line is capable of packaging hard packed frozen desserts with or without inclusions in quarts, pints and 4 ounce cups. Within these two operations are a multitude of packaging sizes, styles, and finished casing capabilities. The third line is a new aseptic packaging line completed in October of 2003. The Companys new aseptic processing system, costing over $2 million, expands the production capabilities, and enables the Company to produce shelf stable products that do not require refrigeration for shipping or storage. The system will initially be used to satisfy customer demands for shelf stable fruit and coffee smoothie products in half-gallon, one-gallon, and three-gallon bags. The line will also be available for copacking juices, fruits, purees, and other beverages in sizes ranging from half-gallon to five-gallon bags.

Gross Profit

The gross profit margin, as a percentage of sales, was 27.8% and 25.1% for the first quarter of 2004 and 2003, respectively. The increase in the gross profit margin was primarily due to the decrease in the low margin Coffee Latte smoothie sales, and from the benefits realized from the Companys cost reduction measures in the areas of ingredient, packaging, logistics, and production costs.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter of 2004 decreased slightly, but increased as a percentage of sales, from 12.2% to 13.3% of sales, due to lower sales.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2004 increased slightly, and also increased as a percentage of sales from 12.3% to 14.3% of sales for the quarter. The increase as a percentage of sales was primarily due to lower sales.

Income from Operations

As a percentage of sales, income from operations was 0.2% for the first quarter of 2004 compared to 0.6% for the same period in 2003. This is primarily due to the decrease in sales during the quarter as explained above.

Provision for Income Taxes

The effective tax rate was 37.6% and 37.5% for the first quarter of 2004 and 2003, respectively.

Net Income (Loss)

Although there was a net loss in the current quarter as opposed to a net income in the same period last year, management expects that net income will increase over the prior year as sales volumes increase with warmer weather, and as the benefits are realized from the growth in both the new business and products described above, and as a result of the continuation of various cost reduction measures implemented by the Company.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

As of January 31, 2004, there were no borrowings under the Companys $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the banks basic commercial lending rate. During the first quarter of 2004 the Company finalized the terms of the master finance lease facility as described above.

Cash used in operations of approximately $389,000 in the first quarter of 2004 was comparable to the $345,000 in the first quarter of 2003. Expenditures for plant and equipment of approximately $224,000 in the first quarter of 2004 were greater than the $40,000 spent in the same period last year. A majority of the plant and equipment expenditures for 2004 relates to additions to the high acid aseptic packaging system, which was placed in service in October 2003.

The Company is in the process of evaluating its capital expenditure plans for the balance of fiscal 2004.

The Company follows the practice of repurchasing its common stock from time to time. There were no repurchases in the first quarter of 2004 or the first quarter of 2003.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Companys operations for at least the next twelve months.

New Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company during the first quarter of 2004.

Critical Accounting Policies and Estimates

The critical accounting policies and the use of estimates as reported in the Companys Form 10-K for the year ended October 31, 2003 are reaffirmed.

Item 3. Controls and Procedures

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

      None.

Item 5.   Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits

           10.1 Change of Control Agreement for John N. Hanna dated September 15, 2003

           31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2  Certification of W. Douglas Caudell pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      B.   Reports on Form 8-K:

                 A Form 8-K was filed on November 18, 2003 reporting that the Company had leased property adjacent to its manufacturing plant to be utilized as additional warehouse space.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                                            YOCREAM INTERNATIONAL, INC.

Date:    March 16, 2004                     By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:    March 16, 2004                     By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell
                                            Chief Financial Officer