Form 10QSB
period 2004-04-30
YOCREAM INTERNATIONAL INC
filed 2004-06-14
CIK 821572

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-QSB


        [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended April 30, 2004.

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

                     Class:  Common stock outstanding at
                      June 14, 2004:  2,277,956 shares

Transitional Small Business Disclosure Format:  YES       NO X












                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS


                                                                   Page

         PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements                                       3-7

            Balance Sheets as of April 30, 2004,                    3
            (unaudited) and October 31, 2003

            Statements of Income for the                            4
            Three Months ended April 30, 2004 and 2003,
            and Six Months ended April 30, 2004 and 2003
            (all unaudited)

            Statements of Cash Flows for the                        5
            Six Months ended April 30, 2004 and 2003
            (all unaudited)

            Notes to Financial Statements                           6-9

Item 2.  Managements Discussion and Analysis of                     9-15
         Financial Condition and Results of
         Operations

Item 3.  Controls and Procedures                                    15

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                          15

Item 2.  Changes in Securities                                      15

Item 3.  Defaults upon Senior Securities                            15

Item 4.  Submission of Matters to a Vote of                         15
         Security Holders

Item 5.  Other Information                                          16

Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                          17













PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                               April 30,     October 31,
                                                 2004           2003
                                              (Unaudited)
                                             -----------     -----------
                                    ASSETS
Current assets
    Cash and cash equivalents                $ 1,985,276     $ 2,644,436
    Accounts receivable, net                   1,224,846         934,259
    Inventories                                2,264,121       1,846,989
    Other current assets                         400,687         247,012
    Income taxes receivable                      322,485         378,269
    Deferred tax asset                            74,250          74,250
                                             -----------     -----------
       Total current assets                    6,271,665       6,125,215

Fixed assets, net                              6,319,353       6,241,922
Intangible and other long-term assets, net       458,089         499,970
                                             -----------     -----------
                                             $13,049,107     $12,867,107
                                             ===========     ===========

                     LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
    Current portion of long-term debt        $   384,000     $   336,333
    Accounts payable                             946,359       1,144,045
    Other accrued liabilities                    102,272         140,146
                                             -----------     -----------
Total current liabilities                      1,432,631       1,620,524

Long-term debt, less current portion           2,441,191       2,279,667
Deferred tax liability                           833,451         795,451
Other liabilities                                 36,476          25,826
                                             -----------     -----------
       Total liabilities                       4,743,749       4,721,468
                                             -----------     -----------
Shareholders equity
    Preferred stock, no par value,
       5,000,000 authorized; none issued              -               -
    Common stock, no par value,
       30,000,000 shares authorized;
       2,277,956 shares issued and
       outstanding                             4,733,281       4,733,281

Retained earnings                              3,572,077       3,412,358
                                             -----------     -----------
       Total shareholders equity               8,305,358       8,145,639
                                             -----------     -----------
                                             $13,049,107     $12,867,107
                                             ===========     ===========

The accompanying notes are an integral part of the financial statements.

                          YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                 (Unaudited)

                             Three months ended            Six months ended
                                 April 30,                    April 30,
                          ------------------------    -----------------------
                              2004         2003           2004         2003
                          -----------  -----------    -----------  -----------
Sales                     $4,855,752   $4,995,274     $8,305,736   $8,864,282

Cost of sales              3,493,765    3,608,769      5,984,577    6,505,868
                          -----------  -----------    -----------  -----------
   Gross profit            1,361,987    1,386,505      2,321,159    2,358,414

Selling and marketing
     Expenses                575,822      555,775      1,034,263    1,028,931
General and administrative
     Expenses                497,021      600,473        989,501    1,075,287
                          -----------  -----------    -----------  -----------
   Income from operations    289,144      230,257        297,395      254,196

Other income (expenses)
     Interest income           1,451        1,426          3,206        3,590
     Interest expense        (21,809)     (10,150)       (45,382)     (19,206)
                          -----------  -----------    -----------  -----------
     Other, net              (20,358)      (8,724)       (42,176)     (15,616)
                          -----------  -----------    -----------  -----------
Income before taxes          268,786      221,533        255,219      238,580

Income tax provision         100,600       82,800         95,500       89,200
                          -----------  -----------    -----------  -----------
Net income                $  168,186   $  138,733     $  159,719   $  149,380
                          ===========  ===========    ===========  ===========

Earnings per common share:

     Basic                      $.07         $.06           $.07         $.07
                                ====         ====           ====         ====
     Diluted                    $.07         $.06           $.07         $.07
                                ====         ====           ====         ====










The accompanying notes are an integral part of the financial statements.






                          YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
               For the six months ended April 30, 2004 and 2003
                                  (Unaudited)

                                                     2004          2003
                                                 -----------   -----------
Cash flows from operating activities:
   Net income                                    $  159,719    $  149,380
   Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                 297,475       255,319
      Deferred income taxes                          38,000        17,000
      Change in assets and liabilities
  Accounts receivable                              (290,587)     (246,478)
  Inventories                                      (417,132)      307,856
  Other assets                                     (111,794)     (352,177)
  Accounts payable                                   87,619        41,353
  Income taxes receivable / (payable)                55,784       (31,709)
  Other accrued liabilities                         (27,224)        5,179
                                                  ----------    ----------
             Net cash provided by (used in)
                operating activities               (208,140)      145,723
                                                  ----------    ----------
Cash flows from investing activities:
   Expenditures for fixed assets                   (660,211)     (100,590)
                                                  ----------    ----------
             Net cash used in investing
               activities                          (660,211)     (100,590)
                                                  ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt         394,886       168,500
   Proceeds from exercise of stock options                -         8,000
   Principal payments on long-term debt            (185,695)     (156,760)
                                                  ----------    ----------
             Net cash provided by
               financing activities                  209,191        19,740
                                                  ----------    ----------
Net increase(decrease) in cash
   and cash equivalents                             (659,160)       64,873

Cash and cash equivalents, beginning of period     2,644,436     1,528,818
                                                  ----------    ----------
Cash and cash equivalents, end of period          $1,985,276    $1,593,691
                                                  ==========    ==========







The accompanying notes are an integral part of the financial statements.




                          YOCREAM INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the financial statements and related footnotes included in the Corporations annual report on Form 10-K for the year ended October 31, 2003.


Note B - Inventories

Inventories consist of the following:

                                              April 30,     October 31,
                                                2004          2003
                                             ----------     ----------
Finished goods                               $1,640,503     $1,246,700
Raw materials                                   432,758        368,441
Packaging materials and supplies                190,860        231,848
                                             ----------     ----------
                                             $2,264,121     $1,846,989
                                             ==========     ==========

Note C - Current and Long-Term Debt

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2006. There were no borrowings outstanding at April 30, 2004. At October 31, 2003, the Company borrowed $1,566,000 under the line of credit in anticipation of completing the master finance lease facility, discussed below.

In December 2003, the Company finalized the terms of the master finance lease facility, which refinanced the existing bank term loans of approximately $992,000 and provided additional monies of up to approximately $2,675,000 to fund food manufacturing equipment expenditures. The facility, which reduced the interest rate by 25 basis points beginning in July 2003 and extended the maturity date on the existing term loans, provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points, with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion. The facility is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the existing term loans. In December 2003, $1,566,000 that had been borrowed under the line of credit was transferred into the long-term facility and the Company borrowed an additional $395,000, leaving a balance available to borrow of approximately $714,000 under the terms of the master lease agreement. In conjunction with the payoff of the existing term loans, the lender agreed to release its blanket security interest in the other equipment and fixtures owned by the Company.

The agreement provides for 84 monthly payments of $33,680 at the initial 30-day LIBOR rate of 1.15% plus 175 basis points. The actual monthly payment will fluctuate with changes in the 30-day LIBOR rate. The 30-day LIBOR rate at April 30, 2004 is 1.10%.

The line of credit and the master finance lease facility contain certain financial covenants including covenants related to the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charges. At April 30, 2004, the Company was in compliance with all of these ratios and covenants.


Note D - Earnings Per Share

Earnings per share is calculated as follows for the three months ended April 30, 2004 and 2003:

                                    Three Months Ended April 30, 2004
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $168,186      2,277,956        $  .07

   Effect of dilutive securities       -            24,983             -
                                   --------      ---------        ------
Diluted earnings per share         $168,186      2,302,939        $  .07
                                   ========      =========        ======
                                    Three Months Ended April 30, 2003
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $138,733       2,252,178       $  .06

   Effect of dilutive securities       -             25,973            -
                                   --------       ---------       ------
Diluted earnings per share         $138,733       2,278,151       $  .06
                                   ========       =========       ======

Earnings per share is calculated as follows for the six months ended April 30, 2004 and 2003:

	                               Six Months Ended April 30, 2004
                                 ----------------------------------------
                                 Net Earnings       Shares      Per-Share
                                  (Numerator)    (Denominator)    Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $159,719        2,277,956     $   .07

   Effect of dilutive securities          -           26,784           -
                                   --------        ---------      ------
Diluted earnings per share         $159,719        2,304,740      $  .07
                                   ========        =========      ======

	                              Six Months Ended April 30, 2003
                                -----------------------------------------
                                Net Earnings       Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $149,380        2,251,245      $  .07

   Effect of dilutive securities          -           31,541           -
                                   --------        ---------      ------
Diluted earnings per share         $149,380        2,282,786      $  .07
                                   ========        =========      ======

Note E - Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended April 30, are as follows:

                                                    2004        2003
                                                  --------    --------
Cash paid during the period for income taxes      $  1,716    $130,900
Cash paid during the period for interest          $ 45,843    $ 18,461
   Payment of vendor payables used to acquire
   capital assets                                 $285,305           -

Note F - Stock Based Compensation Plans

The Company has stock-based employee compensation plans for which it has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share for the quarter and six months ended April 30, would approximate the pro forma amounts below:

                                  Three Months Ended         Six Months Ended
                                       April 30,                 April 30,
                                ---------------------     ---------------------
                                  2004         2003         2004         2003
                                --------     --------     --------     --------
Net income, as reported         $168,186     $138,733     $159,719     $149,380

Deduct: stock based compen-
   sation expense deterined
   under the fair value
   method, net of tax              4,150        4,150       19,770       46,465
                                --------     --------     --------     --------
Net income proforma             $164,036     $134,583     $139,949     $102,915
                                ========     ========     ========     ========
Net income per share,
as reported
   Basic                            $.07         $.06         $.07         $.07
   Diluted                          $.07         $.06         $.07         $.07

Net income per share,
pro forma
   Basic                            $.07         $.06         $.06         $.05
   Diluted                          $.07         $.06         $.06         $.05

Number of options which
became exerciseable                5,000        5,000       16,668       36,666

Weighted average
assumptions:
   Risk-free interest rate         3.91%         3.91%        3.24%       3.08%
   Expected dividend yield           0             0            0           0
   Expected lives                    5             5            5           5
   Expected volatility             41.6%         41.6%        42.4%       42.5%

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

Results of Operations

The primary business of the Company is the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, cultured soy, smoothie, coffee latte and ice cream products in a variety of premium, low-fat, nonfat and low-carb flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Because of the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

Sales

The Companys sales decreased 2.8% for the second quarter, and 6.3% for the six months ended April 30, 2004, compared to the corresponding periods in 2003.
The decreases are primarily due to discontinuing a low margin coffee latte smoothie, and reduced sales of custard and gourmet ice cream. (See explanation that follows under Smoothie and Custard, Ice Cream and Soy.) The breakdown of sales by product for six months ended April 30, 2004 and 2003 are as follows:

                                %                    %        Dollar      %
Category            2004      Total      2003      Total     Increase    Change
-----------      ----------   -----   ----------   -----    ---------   -------
Yogurt           $4,771,000   57.4%   $4,443,000   50.1%    $ 328,000     7.4%

Smoothies         3,235,000   39.0%    3,776,000   42.6%     (541,000)  (14.3)%

Custard and         281,000    3.4%      565,000    6.4%     (284,000)  (50.3)%

Ice Cream
Copacking            19,000     .2%       80,000     .9%      (61,000)  (76.3)%
                 ----------   -----   ----------   -----    ----------   ------
Total            $8,306,000    100%   $8,864,000    100%    $(558,000)   (6.3)%
                 ==========   =====   ==========   =====    ==========   ======

Frozen Yogurt:	Sales of frozen yogurt increased due to growth in club store, military and healthcare business. Continued growth in sales is expected during the busier summer season, and with the development of the Companys military and healthcare business, and the introduction of a new low-carb frozen yogurt.

The Company recently initiated a worldwide comprehensive program with the US Air Force. This program provided an introduction to two of the countrys largest air force bases, Lackland Air Force Base in Texas and Keesler Air Force Base in Mississippi, which began serving the Companys products in the second quarter of 2004. During 2003, the Company began sales to the Army, Navy, Air Force, and Coast Guard and obtained new product approvals to facilitate future sales. Marketing plans for fiscal 2004 focus on building volume in each of these branches of the armed forces.

In October 2003, Premier Inc., a leading healthcare alliance, awarded the Company a 36-month Committed Agreement to supply Dannon YoCream Frozen Yogurt to Premier healthcare members. Introduction to members began at shows in October and sales are rapidly increasing. Through the second quarter of 2004, the Company has opened fourteen new national points of distribution to facilitate Premier sales, with five additional distributors targeted in the third quarter of 2004. The Companys sales plans for this account anticipate securing the business of additional members as well as building volume at the points of distribution. The Dannon YoCream alliance was instrumental in introducing the Company to this account.

In December 2003, the Company became an approved supplier for the Amerinet manufacturer allowance program. Amerinet is a health care group purchasing organization in the United States with more than 1,800 hospitals and other health care member facilities. The 24-month agreement covers all YoCream products and certain other private label frozen dessert products that the Company manufactures, with sales expected to begin by the fourth quarter.

The low carbohydrate product category is one of the quickest emerging and fastest growing in recent times. This single food category has had an unprecedented impact in the marketplace. The Company has entered this emerging category with Dannon(registered trademark) YoCream(registered trademark) Low-Carb Premium Soft Serve Frozen Yogurt, with net carbohydrate counts ranging from 3 grams to 5 grams depending on flavor. Management believes that the Companys gourmet product is the only nationally branded low-carb soft serve that includes live active yogurt cultures to promote a healthy digestive system. Superior taste and very pleasing product texture set Dannon(registered trademark) YoCream(registered trademark) Low-Carb apart from competitive products. Sweetened with Splenda brand sucralose, this product meets the dietary guidelines for low-carb as well as diabetic consumers. Previewed at selected spring 2004 food shows, this product has already generated significant interest from all of the Companys market segments. To meet the snack-on-the-go needs of consumers, the Company anticipates introducing low-carb single serve novelty cups in the fourth quarter of 2004.

Smoothies:	Sales of coffee latte smoothies decreased as a result of the
Companys lead customer switching to a competitors shelf stable coffee latte concentrate product. The Company has subsequently completed its shelf stable aseptic packaging line, and reformulated its coffee latte product into an aseptically packaged coffee concentrate, which does not require refrigerated storage. Since then, the Company has reacquired a portion of the coffee concentrate business from its lead customer. The Companys YoCaffe Latte(registered trademark) Coffee Concentrate is being introduced to the general marketplace in the third quarter of 2004.

The Company is extending its smoothie product line to include a shelf stable bag-in-the box product, packaged on the Companys new aseptic packaging line.
By the fourth quarter of 2004, the Company expects to introduce Fruitquake(registered trademark)aseptic, shelf stable, all natural dispenser smoothies. Packed in half gallon to three gallon bags with the option of auto fill equipment fitments, this smoothie line extension meets the needs of operators that have limited refrigeration or, as in military, geographic locations without refrigeration. As with the Companys existing frozen smoothie line, the addition of water or ingredients at the operators location is not required, promoting a consistent product and reduced labor for the customer. The smoothie mobile meal solution is targeted at students and military personnel. The Company is also developing a concentrated fruit smoothie line for those customers desiring to mix the product with water at their dispensing location. This line extension will be introduced to the market by fourth quarter of this fiscal year.

Custard, Ice Cream and Soy:	Gourmet softened ice cream decreased when
compared to the same period in the prior year primarily due to a major regional chain of specialty restaurants suspending purchases in June 2003 of this proprietary ice cream formulation due to pricing concerns. The Company has recently formulated new products to meet the customers needs and remains in discussions with the customer to reinstate sales. In the second quarter of 2004, a Nebraska based chain of 64 restaurants that has been purchasing the Companys soft serve frozen custard changed to the Companys reduced fat ice cream product with a lower price. The Companys lite, reduced fat ice cream product is currently being tested in a large chain account, and its custard product is also being tested in another chain account.

This category also includes sales of soft serve soy cultured dessert. Late in fiscal 2003, the Company introduced a lactose free, dairy free and dairy protein free cultured soy product targeted at the vegetarian/vegan consumer. Sales have been slow to respond given the narrow market and education required for this new product category. The Company has repositioned its marketing strategy for 2004 to target a broader market now including the health-conscious and lactose intolerant consumer and specifically healthcare facilities and universities. A line extension of single serve 4 oz cups of this product is being introduced to address the needs of operators that do not have the volume or space to support soft serve equipment.

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

The Company is also involved in R&D activities with several customers to develop other new products.

Gross Profit

The Companys gross profit margin increased from 27.2% to 28.0% for the second quarter and from 26.6% to 27.9% for the six months in 2004.

The increase in gross margin was primarily due to the decrease in the low margin Coffee Latte smoothie sales, and from the benefits realized from the Companys cost reduction measures in the areas of ingredient, packaging, logistics, and production costs. The increase in the gross margin was achieved even though dairy products and fuel costs escalated during the period.

Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 11.1% to 11.9% for the second quarter, and increased from 11.6% to 12.5% for the six months in 2004. Sales and marketing expenses in total have increased in accord with the Companys marketing and sales plan to expand its sales volume with the new products described above. Management believes that the opportunities merit the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses decreased, as a percentage of sales, from 12.0% to 10.2% of sales for the quarter, and decreased from 12.1% to 11.9% for the six months in 2004. General and administrative expenses have decreased in total primarily due to reductions in professional fees and personnel related expenses.

Income from Operations

Income from operations increased 25.6% to $289,000 for the second quarter, which represented 6.0% of sales, compared to 4.6% for the corresponding quarter last year. The results for the six months were up 17.0% to 297,000, which represented 3.6% of sales, while last year it represented 2.9% of sales. The increase in income from operations was primarily due to the reduction in administrative expenses and the positive effect on gross margins described above.

Interest Expense

Interest expense increased in the second quarter and six months as a result of the additional financing that was arranged at the end of the previous fiscal year. This financing, described in Note C to the Financial Statements, related to the aseptic project.

Provision for Income Taxes

The effective tax rate was 37.4% for the second quarter and year-to-date periods in both 2004 and 2003.

Net Income

Net income increased 21.2% to $168,000 for the second quarter, which represented 3.5% of sales, compared to 2.8% for the corresponding quarter last year. The net income for the six months increased 6.9% to $160,000, which represented 1.9% of sales, compared to 1.7% for last year.

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

Cash used in operations was approximately $208,000 in the first six months of 2004, compared with cash provided by operations of approximately $146,000 in the same period in 2003. Changes in cash flow from the Companys operating activities are commonly due to fluctuations in receivables, inventory and payables. In this case the reduction in operating cash flow is due to a planned buildup in inventories in 2004, from a low point at year-end. This was a consequence of the expected demand for the Companys new aseptic smoothie.
In the prior year, the Company was in the process of reducing inventory levels from a higher beginning level, which resulted in an increase in cash provided by operations. Management expects that the Company through the normal course of operations will generate a positive annual cash flow for the fiscal year.

Expenditures for plant and equipment of approximately $634,000 in the first six months of 2004 were greater than the $100,000 spent in the same period last year. A majority of the plant and equipment expenditures in 2004 relates to finalization of the high acid aseptic packaging system, which was placed in service in October 2003.

At April 30, 2004, working capital was approximately $4,839,000, including $1,985,000 of cash and cash equivalents. Working capital increased approximately $334,000 at April 30, 2004 compared to October 31, 2003 and the current ratio increased from 3.8:1 to 4.4:1.

As of April 30, 2004, there were no borrowings under the Companys $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. Interest on the line of credit is at the banks basic commercial lending rate.

During the first quarter of 2004 the Company finalized the terms of the master finance lease facility as described in Note C to the Financial Statements. Approximately $714,000 is available to borrow under the terms of this financing arrangement.

The Company follows the practice of repurchasing its common stock from time to time. There were no repurchases in the six months ended April 30, 2004 or in the same period last year.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Companys operations for at least the next twelve months.

New Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company during the six months ended April 30, 2004.

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

      None.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to Vote of Security Holders

The annual meeting of shareholders was held on April 21, 2004, at which time the following actions were taken:



The two nomimees for election as directors were elected. The voting results were as follows:

                                           Shares      Shares
                                          Voted For   Abstained
                                          ---------   ---------
   Joseph J. Hanna, Jr.                   1,693,574    244,667
   Frederick M. Kinyon                    1,911,587     26,654

Joseph J. Hanna, Jr. and Frederick M. Kinyon were elected as Class I directors to serve for a term of three years, or until their successor shall have been elected and qualified.

Item 5.   Other Information

	None

Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits

           31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2  Certification of W. Douglas Caudell pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      B.   Reports on Form 8-K:

A Form 8-K was filed on March 16, 2004, to report that the Company had issued a press release announcing its earnings for the first quarter of fiscal year 2004.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                                            YOCREAM INTERNATIONAL, INC.
Date:     June 14, 2004                     By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:     June 14, 2004                     By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell
                                            Chief Financial Officer