Form 10QSB
period 2004-07-31
YOCREAM INTERNATIONAL INC
filed 2004-09-14
CIK 821572

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-QSB


        [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended July 31, 2004.

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

                            YES  X        NO _____


The number of shares outstanding of the issuers common stock, as of the latest practicable date is:

                     Class:  Common stock outstanding at
                      September 14, 2004:  2,277,956 shares

Transitional Small Business Disclosure Format:  YES _____   NO X












                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS


                                                                    Page

PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements                                       3-9

            Balance Sheets as of July 31, 2004,                     3
            (unaudited) and October 31, 2003

            Statements of Income for the                            4
            Three Months ended July 31, 2004 and 2003,
            and Nine Months ended July 31, 2004 and 2003
            (all unaudited)

            Statements of Cash Flows for the                        5
            Nine Months ended July 31, 2004 and 2003
            (all unaudited)

            Notes to Financial Statements                           6-9

Item 2.  Managements Discussion and Analysis of                     10-15
         Financial Condition and Results of
         Operations

Item 3.  Controls and Procedures                                    15-16

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                          16

Item 2.  Changes in Securities and Small Business Issuer            16
         Purchases of Equity Securities

Item 3.  Defaults upon Senior Securities                            16

Item 4.  Submission of Matters to a Vote of                         16
         Security Holders

Item 5.  Other Information                                          16

Item 6.  Exhibits and Reports on Form 8-K                           16-17

SIGNATURES                                                          17










PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                              July 31,         October 31,
                                                2004              2003
                                             (Unaudited)
                                            -----------        -----------
                   ASSETS
Current assets
    Cash and cash equivalents               $ 2,621,687        $ 2,644,436
    Accounts receivable, net                  1,224,433            934,259
    Inventories                               2,076,440          1,846,989
    Other current assets                        268,130            247,012
    Income taxes receivable                     303,447            378,269
    Deferred tax asset                          186,037             74,250
                                            -----------        -----------
       Total current assets                   6,680,174          6,125,215

Fixed assets, net                             6,368,153          6,241,922
Intangible and other long-term assets, net      432,451            499,970
                                            -----------        -----------
                                            $13,480,778        $12,867,107
                                            ===========        ===========
            LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
    Current portion of long-term debt       $   384,000        $   336,333
    Accounts payable                          1,064,426          1,144,045
    Other accrued liabilities                    84,632            140,146
                                            -----------        -----------
       Total current liabilities              1,533,058          1,620,524

Long-term debt, less current portion          2,392,293          2,279,667
Deferred tax liability                        1,019,700            795,451
Other liabilities                                41,018             25,826
                                            -----------        -----------
       Total liabilities                      4,986,069          4,721,468
                                            -----------        -----------
Shareholders equity
Preferred stock, no par value,
  5,000,000 authorized; none issued			      -	             -
Common stock, no par value,
  30,000,000 shares authorized;
  2,277,956 shares issued and
  outstanding                                 4,733,281          4,733,281
 Retained earnings                            3,761,428          3,412,358
                                            -----------        -----------
       Total shareholders equity              8,494,709          8,145,639
                                            -----------        -----------
                                            $13,480,778        $12,867,107
                                            ===========        ===========

The accompanying notes are an integral part of the financial statements.






                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                 (Unaudited)

                               Three months ended        Nine months ended
                                    July 31,                 July 31,
                           ------------------------  -------------------------
                                2004         2003         2004        2003
                           -----------  -----------  ------------  ------------
Sales                      $5,906,991   $6,635,915   $14,212,727   $15,500,197

Cost of sales	            4,439,177    4,649,178    10,423,754
11,155,046
                           -----------  -----------  ------------  ------------
   Gross profit             1,467,814    1,986,737     3,788,973     4,345,151

Selling and marketing
     Expenses                 660,356      630,665     1,694,619     1,659,598
General and administrative
     Expenses                 517,360      653,410     1,506,861     1,728,696
                           -----------  -----------  ------------  ------------
   Income from operations     290,098      702,662       587,493       956,857

Other income (expenses)
     Interest income            1,191        1,386         4,397         4,976
     Other income              13,000            -        13,000             -
     Interest expense	      (21,438)     (10,087)      (66,820)      (29,292)
     Unusual expense	            -     (157,163)            -      (157,163)
                           -----------  -----------  ------------  ------------
     Other, net                (7,247)    (165,864)      (49,423)     (181,479)
                           -----------  -----------  ------------  ------------
Income before taxes           282,851      536,798       538,070       775,378

Income tax provision           93,500      200,800       189,000       290,000
                           -----------  -----------  ------------  ------------
Net income                 $  189,351   $  335,998   $   349,070   $   485,378
                           ===========  ===========  ============  ============

Earnings per common share:

      Basic                      $.08         $.15          $.15          $.22
                                 ====         ====          ====          ====
      Diluted                    $.08         $.15          $.15          $.21
                                 ====         ====          ====          ====







The accompanying notes are an integral part of the financial statements.






                         YOCREAM INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS

               For the nine months ended July 31, 2004 and 2003
                                 (Unaudited)

                                                        2004          2003
                                                   -----------   -----------
Cash flows from operating activities:
   Net income                                      $  349,070    $  485,378
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation and amortization                   443,778       381,624
      Deferred income taxes                           112,462       289,919
      Change in assets and liabilities
         Accounts receivable                         (290,174)     (483,142)
         Inventories                                 (229,451)      571,598
         Other assets                                  46,401      (173,275)
         Accounts payable                             223,911       580,687
         Income taxes receivable                       74,822      (138,765)
         Other accrued liabilities                    (40,322)          877
                                                   -----------   -----------
             Net cash provided by
                operating activities                  690,497     1,514,901
                                                   -----------   -----------
Cash flows from investing activities:
   Expenditures for fixed assets                     (825,576)     (789,904)
                                                   -----------   -----------
             Net cash used in investing
                Activities                           (825,576)     (789,904)
                                                   -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt           394,886       168,500
   Proceeds from exercise of stock options    	            -        40,100
   Principal payments on long-term debt              (282,556)     (246,872)
             Net cash provided by (used in)
                financing activities                  112,330       (38,272)
                                                   -----------   -----------
             Net increase(decrease) in cash
                and cash equivalents                  (22,749)      686,725
                                                   -----------   -----------
Cash and cash equivalents, beginning of period      2,644,436     1,528,818
                                                   -----------   -----------
Cash and cash equivalents, end of period           $2,621,687    $2,215,543
                                                   ===========   ===========





The accompanying notes are an integral part of the financial statements.


                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the financial statements and related footnotes included in the Companys annual report on Form 10-K for the year ended October 31, 2003.


Note B - Inventories

Inventories consist of the following:

                                          July 31,         October 31,
                                            2004              2003
                                         ----------        ----------
Finished goods                           $1,492,306        $1,246,700
Raw materials                               405,112           368,441
Packaging materials and supplies            179,022           231,848
                                         ----------        ----------
                                         $2,076,440        $1,846,989
                                         ==========        ==========

Note C - Current and Long-Term Debt

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line bears interest at the banks commercial lending rate. The line is subject to renewal by July 2007.
There were no borrowings outstanding at July 31, 2004. At October 31, 2003, the Company borrowed $1,566,000 under the line of credit in anticipation of completing the master finance lease facility, discussed below.

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

The agreement provides for 84 monthly payments of $33,680 at the initial 30-day LIBOR rate of 1.15% plus 175 basis points. The actual monthly payment will fluctuate with changes in the 30-day LIBOR rate. The 30-day LIBOR rate at July 31, 2004 is 1.50%.

The line of credit and the master finance lease facility contain certain financial covenants including covenants related to the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charges. At July 31, 2004, the Company was in compliance with all of these ratios and covenants.


Note D - Earnings Per Share

Earnings per share is calculated as follows for the three months ended July 31, 2004 and 2003:

                                    Three Months Ended July 31, 2004
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share
   Net earnings                    $189,351       2,277,956      $   .08

   Effect of dilutive securities        -             7,072            -
                                   --------       ---------      -------
Diluted earnings per share         $189,351       2,285,028      $   .08

                                   ========       =========      =======
                                    Three Months Ended July 31, 2003
                                 ----------------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $335,998       2,257,511      $   .15

   Effect of dilutive securities       -             11,967           -
                                   --------       ---------      -------
Diluted earnings per share         $335,998       2,269,478      $   .15
                                   ========       =========      =======

Earnings per share is calculated as follows for the nine months ended July 31, 2004 and 2003:

         	                        Nine Months Ended July 31, 2004
                                 ----------------------------------------
                                 Net Earnings       Shares      Per-Share
                                  (Numerator)    (Denominator)    Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $349,070       2,277,956      $   .15

   Effect of dilutive securities          -          20,213            -
                                   --------       ---------      -------
Diluted earnings per share         $349,070       2,298,169      $   .15
                                   ========       =========      =======
	                              Nine Months Ended July 31, 2003
                                 ----------------------------------------
                                Net Earnings       Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share

   Net earnings                    $485,378       2,253,334      $   .22

   Effect of dilutive securities          -          25,016         (.01)
                                   --------       ---------      --------
Diluted earnings per share         $485,378       2,278,350      $   .21
                                   ========       =========      ========

Note E - Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended July 31, is as follows:

                                                      2004         2003
                                                    --------     --------
Cash paid during the period for income taxes        $  1,716     $138,846
Cash paid during the period for interest            $ 66,739     $ 30,005
Acquisition of capital assets with debt             $ 47,963            -
Payment of vendor payables used to acquire
   capital assets                                   $303,529            -


Note F - Unusual Expenses

As disclosed in the Companys third quarter 2003 Form 10Q, the Company received notification from its lead customer regarding a claim for additional freight charge reimbursements for shipments that occurred primarily in 2001 and 2002, with a portion in 2003. The financial results for the third quarter 2003 include a provision of approximately $182,000 for these additional freight costs. This matter has been fully resolved, with the underlying circumstances remedied.

Note G - Stock Based Compensation Plans

The Company has stock-based employee compensation plans for which it has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share for the quarter and nine months ended July 31, would approximate the pro forma amounts below:


                             Three Months Ended     Nine Months Ended
                                  July 31,              July 31,
                           --------------------------------------------
                              2004        2003        2004        2003
                           --------    --------    --------    --------
Net income, as reported    $189,351    $335,998    $349,070    $485,378

Deduct: stock based
   compensation expense
   determined under the
   fair value method,
   net of tax                     -      (8,150)    (19,770)   (54,615)
                           --------    ---------   ---------   --------
Net income proforma        $189,351    $327,848    $329,300    $430,763
                           ========    =========   =========   ========
Net income per share,
as reported
   Basic                       $.08        $.15        $.15        $.22
   Diluted                     $.08        $.15        $.15        $.21

Net income per share,
pro forma
   Basic                       $.08        $.15        $.14        $.19
   Diluted                     $.08        $.14        $.14        $.19

Number of options which
became exercisable                -       5,000      16,668      41,666

Weighted average
assumptions:
   Risk-free interest rate        -       3.19%       3.24%       3.09%
   Expected dividend yield        -         0           0           0
   Expected lives (years)         -         5           5           5
   Expected volatility            -       35.8%       42.4%       41.7%

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

Sales

The Companys sales decreased 11.0% for the third quarter, and 8.3% for the nine months ended July 31, 2004, compared to the corresponding periods in 2003. The sales levels in the third quarter and nine months of 2004 were primarily effected by three events that took place in the prior year. These included the Companys lead customer switching from the Companys premixed coffee latte freeze to a competitors coffee concentrate product, a regional chain of specialty restaurants suspending purchases of a proprietary gourmet ice cream, and a copacking customer acquiring its own production facility. Were it not for the loss of this business, the Company would have reported an increase in sales of approximately 5.2% from its other products. See below for a further explanation. The breakdown of sales by product for nine months ended July 31, 2004 and 2003 are as follows:

                              %                     %        Total         %
Category           2004     Total       2003      Total      Change      Change
-----------   -----------   -----   -----------   -----   ------------   ------
Yogurt        $ 8,106,000   57.1%   $ 7,792,000   50.3%   $    314,000    4.0%

Smoothies       5,325,000   37.5%     5,238,000   33.8%         87,000    1.7%

Aseptic
Coffee
Concentrate       275,000    1.9%             -       -        275,000  100.0%

Coffee
Latte
Freeze                  -       -     1,371,000   8.8%      (1,371,000)(100.0)%

Custard,
Ice Cream
and Soy           488,000    3.4%       942,000   6.1%        (454,000) (48.2)%

Copacking          19,000     .1%       157,000   1.0%        (138,000) (87.9)%
              -----------   -----   -----------   -----   ------------- -------
Total         $14,213,000    100%   $15,500,000   100%     $(1,287,000)  (8.3)%
              ===========   =====   ===========   =====   ============= =======

Frozen Yogurt:	Sales of frozen yogurt increased due to growth in club store, military and healthcare business.

In October 2003, Premier Inc., a leading healthcare alliance, awarded the Company a 36-month Committed Agreement to supply Dannon(registered trademark) YoCream(registered trademark) Frozen Yogurt to Premier healthcare members. Since the introduction to members began at shows in October, the Company has opened twenty-five new national points of distribution to facilitate Premier sales. The Companys sales plans for this account anticipate securing the business of additional members as well as building volume at the points of distribution. The Dannon YoCream alliance was instrumental in introducing the Company to this account.

Since becoming an approved supplier for the Amerinet manufacturer allowance program in December 2003, the Company has been introducing its products to Amerinet distributors. Amerinet is a health care group purchasing organization in the United States with more than 1,800 hospitals and other health care member facilities. The 24-month agreement covers all YoCream products and certain other private label frozen dessert products that the Company manufactures.

At selected food shows in the spring of 2004, the Company introduced the first two flavors of its Dannon(registered trademark) YoCream(registered trademark) Low-Carb Premium Soft Serve Frozen Yogurt line. Initial sales began in the second quarter and are expanding through specialty distributors. The Companys product has net carbohydrate counts of 3 to 4 grams depending on flavor. Management believes it is the only nationally branded low-carb soft serve that includes live active yogurt cultures to promote a healthy digestive system. Superior taste and very pleasing product texture set Dannon(registered trademark) YoCream(registered trademark) Low-Carb Frozen Yogurt apart from competitive products. Sweetened with Splenda brand sucralose, this product meets the dietary guidelines for low-carb as well as diabetic consumers. The low carbohydrate product category is one of the quickest emerging and fastest growing in recent times. This single food category has had an unprecedented impact in the marketplace. As this trend takes shape, the Company sees the opportunity for growth in the healthier options category and will position its product as no-sugar-added to appeal to a broader consumer base.

Smoothies:	Sales of coffee latte freeze smoothies decreased as a result of the Companys lead customer switching from the Companys premixed product to a competitors coffee concentrate product in the fourth quarter of 2003. The Company has subsequently completed its shelf stable aseptic packaging line, and reformulated its coffee latte product into an aseptically packaged coffee concentrate, which does not require refrigerated storage. Since then, the Company has reacquired a portion of the coffee concentrate business from its lead customer. The Company plans to introduce its own shelf stable YoCaffe(registered trademark) Latte Coffee Concentrate to the general marketplace by the first quarter of 2005.

The Company is extending its smoothie product line to include a shelf stable bag-in-the box product, packaged on the Companys new aseptic packaging line.
In the fourth quarter of 2004, the Company will introduce Fruitquake(registered trademark) aseptic, shelf stable, dispenser smoothies. Packed in half gallon to three gallon bags, this smoothie line extension meets the needs of operators that have limited refrigeration or, as in military, geographic locations without refrigeration. As with the Companys existing frozen smoothie line, the addition of water or ingredients at the operators location is not required, promoting a consistent product and reduced labor for the customer. The smoothie mobile meal solution is targeted at students and military personnel. The Company has developed a concentrated fruit smoothie line for those customers desiring to mix the product with water at their dispensing location. This line extension is being selectively introduced to key accounts for test market and is scheduled for release in the second quarter of 2005.

Custard, Ice Cream and Soy:	Gourmet softened ice cream decreased when
compared to the same period in the prior year primarily due to a major regional chain of specialty restaurants suspending purchases in June 2003 of this proprietary ice cream formulation due to pricing concerns. The Company has formulated new products to meet the customers needs and has received a contract to re-engage sales in Oregon, Idaho and California. In the second quarter of 2004, a Nebraska based chain of 64 restaurants that had been purchasing the Companys soft serve frozen custard changed to the Companys reduced fat ice cream product with a lower price. This customer has recently elected not to renew the contract in favor of local supply effective December 31, 2004. The Companys Lite ice cream is currently being tested in a large chain account.

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

The decrease in copacking revenue for the current fiscal year occurred as a result of a large copacking customer acquiring its own production facility. The Company is presently developing new proprietary products at the request of significant potential customers that could result in new, high volume accounts for the next fiscal year.

Gross Profit

The Companys gross profit margin decreased from 29.9% to 24.8% for the third quarter and from 28.0% to 26.7% for the nine months in 2004.

The decrease in gross margin was primarily due to the lower sales level compared to the prior year along with, increased costs associated with the conversion of sales from a fresh smoothie to an aseptic shelf-stable smoothie. Gross margins have also been reduced due to higher dairy and other ingredient costs along with current fuel surcharges for both incoming and outgoing freight. The Company has also expanded its research and development activities, which have impacted margins. Management expects that margins will increase in the future as a result of additional sales volumes, price improvements and stabilization of ingredient costs.

Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 9.5% to 11.2% for the third quarter, and increased from 10.7% to 11.9% for the nine months in 2004. The increase in selling and marketing expenses, as a percent-tage of sales, was in part due to the decrease in sales, and partially due to increases in travel and promotional expenses incurred in implementing the Companys marketing and sales plan to expand its sales volume with the new products described above. Management believes the investment of Company resources in this marketing and sales plan are necessary if the Company is to capitalize on the potential opportunities for growth.

General and Administrative Expenses

General and administrative expenses decreased, as a percentage of sales, from 9.8% to 8.8% of sales for the quarter, and decreased from 11.2% to 10.6% for the nine months in 2004. General and administrative expenses have decreased in total primarily due to reductions in professional fees and personnel related expenses.

Income from Operations

Income from operations for the third quarter of 2004 was $290,100, which represented 4.9% of sales, compared to 10.6% for the corresponding quarter last year. The results for the nine months of 2004 were $587,500, which represented 4.1% of sales, while last year it represented 6.2% of sales. See above for the explanation of operating results.

Interest Expense

Interest expense increased in the third quarter and nine months of 2004 as a result of the investment in the aseptic shelf stable packaging line, the financing for which was arranged at the end of the previous fiscal year, as described in Note C to the Financial Statements.

Unusual Expense

The Company incurred no unusual expenses in the nine months ended July 31, 2004. The unusual expense in the third quarter of 2003 was a one-time charge resulting from the settlement of a freight charge claim from the Companys lead customer for shipments in 2001 and 2002. See Note F to the Financial Statements for a further description of this unusual expense. The parties have resolved the underlying circumstances related to the freight issue and Management does not expect a re-occurring charge in future periods.

Provision for Income Taxes

The effective tax rate was 33.1% and 35.1% for the third quarter and nine months ended July 31, 2004, respectively, compared with 37.4% for the third quarter and year-to-date period in 2003. The effective tax rates in 2004 are approximately the same as the rates for the full fiscal year 2003.

Net Income

Net income was approximately $189,400 for the third quarter of 2004, or 3.2% of sales, compared to $336,000, or 5.1% for the corresponding quarter last year. The net income for the nine months of 2004 was $349,100, or 2.5% of sales, compared to $485,400, or 3.1% for the same period last year.

Liquidity and Capital Resources.

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

Cash provided by operations was approximately $690,000 in the first nine months of 2004, compared with cash provided by operations of approximately $1,515,000 in the same period in 2003. Changes in cash flow from the Companys operating activities are commonly due to fluctuations in receivables, inventory and payables. In this case the reduction in operating cash flow is due to a planned buildup in inventories in 2004, from a low point at year-end. This was a consequence of the expected demand for the Companys new aseptic smoothie.
In the prior year, the Company was in the process of reducing inventory levels from a higher beginning level, which resulted in an increase in cash provided by operations. Management expects that the Company through the normal course of operations will continue to generate positive annual cash flows.

Expenditures for plant and equipment of approximately $826,000 in the first nine months of 2004 were greater than the $790,000 spent in the same period last year. A majority of the plant and equipment expenditures in 2004 relates to the aseptic packaging system project, which was placed in service in October 2003.

At July 31, 2004, working capital was approximately $5,147,000, including $2,622,000 of cash and cash equivalents. Working capital increased approx-imately $642,000 at July 31, 2004 compared to October 31, 2003 and the current ratio increased to 4.4:1 at July 31, 2004, from 3.8:1 at October 31, 2003.

As of July 31, 2004, the Company had not borrowed on its $2 million bank line of credit. The line of credit remains in place and permits borrowings subject to the Company being in compliance with certain ratios and negative covenants. The Company is in compliance with requirements imposed under the bank financing agreement. Interest on the line of credit is at the banks basic commercial lending rate.

During the first quarter of 2004 the Company finalized the terms of the master finance lease facility, as described in Note C to the Financial Statements. Approximately $714,000 is available to borrow under the terms of this financing agreement.

Management believes the Companys favorable cash and working capital position, along with its unused borrowing capacity provide the Company the ability to withstand possible, short term economic downturns and finance the continued expansion of its business.

Management believes the Companys existing assets, bank lines, and revenues from operations will be sufficient to fund the Companys operations for at least the next twelve months.

New Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company during the nine months ended July 31, 2004.

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


Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      The only repurchases of the Companys equity securities during the quarter ended July 31, 2004 were 1,000 shares purchased in May at a price of $4.70 per share for the Companys 401(k)Employee Savings Plan and Trust.


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

           31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2  Certification of W. Douglas Caudell pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      B.   Reports on Form 8-K:

		A Form 8-K was filed on June 25, 2004, to report that the Company had issued a press release announcing its earnings for the second quarter of fiscal year 2004.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Registrant:

                                            YOCREAM INTERNATIONAL, INC.

Date:     September 14, 2004                By:    /s/ John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:     September 14, 2004                By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell
                                            Chief Financial Officer