Form 10KSB
period 2004-10-31
YOCREAM INTERNATIONAL INC
filed 2005-01-31
CIK 821572

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 Form 10-KSB

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the fiscal year ended October 31, 2004

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934.

                       Commission File Number:  0-16787


                         YOCREAM INTERNATIONAL, INC.
                        (Exact name of small business
                            issuer in its charter)

           Oregon                                          91-0989395
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

                                 5858 N.E. 87th Avenue
                                Portland, Oregon  97220
                        (Address of Principal Executive Office)

       (Issuer's telephone number, including area code): (503)256-3754

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                               (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X ]

The issuers sales for the fiscal year ended October 31, 2004 was $19,272,376

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,665,000 based upon the average bid and asked prices at which the common stock was sold as of January 14, 2005.

At January 14, 2005 there were 2,150,600 shares of the issuer's common stock outstanding.

                Documents incorporated by reference:

The issuer has incorporated into Part III of Form 10-KSB by reference portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.


TABLE OF CONTENTS

PART I                                                                  Page

Item 1.     BUSINESS.....................................................4
Item 2.     PROPERTIES..................................................16
Item 3.     LEGAL PROCEEDINGS...........................................17
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.. ..................................................17


PART II

Item 5.     MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.................................17
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................19
Item 7.     FINANCIAL STATEMENTS........................................26
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................26
Item 8A     CONTROLS AND PROCEDURES.....................................27
Item 8B     OTHER INFORMATION...........................................27

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT.........................................27
Item 10.    EXECUTIVE COMPENSATION......................................27
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS..............28
Item 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS................................................28
Item 13.    EXHIBITS....................................................28
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES......................29

SIGNATURES..............................................................30



PART I

Forward Looking Statements

This report on Form 10KSB includes forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Companys management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Companys financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words anticipate, believe, estimate, expect, and intend and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncer-tainties include the Companys ability to maintain or expand its distribution abilities, including the risk of disruptions in the transportation system and relationships with brokers and distributors. Further, actual results may be affected by the Companys ability to compete on price and other factors with other manufacturers and distributors of frozen dessert products; customer acceptance of new products; general trends in the food business as they relate to customer preferences for the Companys products; and the Companys ability to obtain raw materials and produce finished products in a timely manner, as well as its ability to develop and maintain its copacking relationships and strategic alliances. In addition, there are risks inherent in dependence on key customers, the loss of which could materially adversely affect the Companys operations. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


Item 1:  BUSINESS

Overview and Corporate History

YOCREAM INTERNATIONAL, INC. (the Company) with corporate headquarters and manufacturing facility in Portland, Oregon is a pioneer and leading producer of frozen yogurt since 1977. The Company makes, markets and sells frozen yogurt, sorbet, frozen custard, smoothie, soy and ice cream products in a variety of premium, low-fat, and nonfat flavors in either non-organic or organic formulations. These products are sold to a variety of businesses and outlets, including convenience stores, restaurants, hospitals, school districts, food distributors, military installations, yogurt shops, fast food chains, discount club warehouses, business and industry locations, and other types of outlets. The Companys primary brand is YoCream(Registered Trademark). Branded products include frozen yogurt, ice cream, frozen custard, sorbet and smoothies (see Products Section for full listing). The Company also provides custom manufacturing for other companies under certain private labels. The Companys general marketing strategy is to offer a broad selection of products, designed to fulfill foodservice operators needs, to the foodservice industry at a price suitable for the relevant markets.

The Industry

The products produced by the Company constitute only a portion of the relevant frozen dessert and beverage foodservice industry. The industry produces a diverse range of products, many of which compete directly with the Companys frozen dessert and frozen beverage products.

Many types of foodservice outlets make available to the public the Companys products, as well as competing manufacturer's products. Retail consumers may obtain the Companys products or competing products from narrowly oriented outlets such as small yogurt shops or stands, many of which provide only a single product, to discount club warehouse types of facilities, as well as from many medium-sized businesses. Foodservice outlets or institutions, such as restaurants, hospitals and school districts, typically offer frozen desserts and beverages of one manufacturer. Larger institutional businesses with their own distribution systems may obtain their products directly from the Company, whereas most businesses will obtain their products from national or regional food distributors. Frozen desserts are often viewed as premium products, and are somewhat resistant to price competition. However, larger institutional customers for frozen dessert products often enter into contracts on the basis of price, distribution capabilities, or product quality. Smaller businesses such as restaurants and yogurt shops will often enter into agree-ments on the basis of brand identification, reputation or other preferences.

Consumers are motivated to purchase frozen dessert and beverage products on the basis of taste, reputation, quality, health benefits, and price. Premium products tend to be less sensitive to price. Some consumers will choose one product over another for health related reasons such as ingredients, calories and additives. Frozen dessert and snack products also compete with other varieties of food and dessert items.

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

The Company

YoCream International, Inc. operates within the health oriented dessert, beverage, and novelty segments of the frozen dessert industry. Focus is placed on manufacturing superior quality products for regional, national, and worldwide foodservice and retail markets. YoCream International, Inc.'s expertise in nationwide distribution, foodservice sales and marketing, research and development, new product development, and manufacturing is enhanced through leveraging strategic alliances and/or joint ventures (as will appear more fully in the Market Strategy section below). These relationships are developed to increase volume growth and profitability of the Company. YoCream International, Inc.'s foodservice YOCREAM branded presence receives emphasis in selected geographic areas of the U.S. where sales and marketing resources are focused on branded product expansion. Companies for which YOCREAM manufactures private label products are provided outstanding price/value products that meet their stringent quality standards.

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

   Advertising and Sponsorships: The Company seeks to increase sales and improve brand recognition through financially conservative advertising and promotional methods. The Companys promotional strategy for their direct customers, distributors and food service accounts, includes distributor programs, trade shows, and select media placement in trade publications. Operator/retailer, promotional strategy also includes trade publication advertising as well as support of distributor promotions and Company case stuffers. Military/government food service promotional strategy includes targeted trade publication advertising, participation in buying groups, trade shows, and support of prime vendor programs. Consumer/end-user promotional strategy includes in-store merchandising. High profile sponsorships also continue to improve brand recognition with prominent and highly visible affiliations, such as the NBA Portland Trailblazers and the Utah Jazz. Certain advertising rights are granted under the agreements as well as exclusivity regarding the sale of products such as frozen yogurt, sorbet, soft serve ice creams or smoothies within the Centers.
   Dannon / YoCream Alliance: In April 2001, the Company entered into an alliance with The Dannon Company, Inc., a leading national producer of yogurt products in the United States, to supply soft frozen yogurt to Dannons foodservice customers. The alliance enabled the Company to enter new markets and access national accounts, including military accounts, which the Company had not been able to penetrate in the past. In October 2001, the Company announced that the alliance with Dannon was expanded, beyond selling frozen yogurt to Dannon foodservice customers, to include a co-branded line of soft serve frozen yogurt. The DANNON/YOCREAM co-branded line, which utilizes the YOCREAM formulas, was available nationally by the third quarter of 2002 through traditional food service distributors. In November 2002, the Company initiated a plan whereby the sales teams for both the Company and Dannon began representing the combined product lines to the away-from-home market. In unifying the broker sales network to represent both companies, broker changes were made which resulted in a loss of some customers. YoCream regional sales personnel aggressively pursued the program and attention was diverted from the sale of the Companys core products. By the third quarter of 2003 the program was revised in cooper-ation with Dannon, and the Companys sales staff refocused its attention on the sales of the Companys core products. Under this plan, sales teams are defined involving personnel from both companies to jointly coordinate sales efforts and focus on representing selected products to specific distribution market segments. Management believes that the two companies are similar in philosophy, and that the yogurt products of both companies are known for their high live culture count, with an emphasis on product quality and appeal to consumers with concerns for health and nutrition. The strength of the Dannon name along with YoCreams concentration on the foodservice or away-from-home marketplace is expected to offer opportunities for increased sales and market share in the future.

   Custom Manufacturing: In addition to marketing its own products, the Company also markets its flexible manufacturing facility, product development expertise, and logistics services to potential private brand and copacking customers through strategic industry relationships. (See Manufacturing Process section for further details.)

   New Product Development and Manufacturing Expansion: A significant part of the Companys marketing strategy is to utilize its product development and manufacturing capabilities to gain new customers and strengthen existing business relationships by customizing products to meet the individual needs of larger volume customers and also address emerging trends in the industry. A recent example includes the development of the aseptic shelf stable smoothie line, which addresses the industry trend toward non-refrigerated products in response to the operational needs of foodservice establishments.

The Companys sales and marketing organization consists of a Director of Sales, who directs Business Development and Foodservice Sales Managers, who in turn work with 29 independent foodservice broker organizations and a network of distributors on a nationwide basis. The Companys Director of National Accounts and Branding works with a Channel Marketing Manager and two specialty brokers. Together they facilitate expanding the Companys national accounts, including military and government foodservice sales. The Company also has a Manager of Club Store and International Sales who works with a specialty broker. International sales are selectively pursued based on ease of distribution and profitability. Marketing and sales abroad are currently occurring in Mexico, Puerto Rico, Taiwan, Korea, Italy, Germany, and to a limited degree, several other countries. In October 2004, the Company added a Director of Marketing, who oversees marketing activities and inside sales.

The Company, through its research and development efforts and its marketing strategies, will continue to make known its ability to produce and distribute unique high quality and good-for-you products.

Products

The Company makes, markets and sells frozen yogurt in premium, low-fat, non-fat, low-carb and sugar-free flavors; smoothies; non-dairy sorbet; organic frozen yogurt; organic ice cream; gourmet ice cream; frozen custard, frozen cultured soy, and other frozen desserts and snacks. These frozen products are available in liquid mix form, and some are available in hard pack form. All of the YOCREAM and YOGURT STAND products are certified Kosher. The Company also has the ability to produce bottled smoothie or juice products.

The Company sells soft serve yogurt liquid mix to food service customers who dispense it through a soft serve frozen dessert machine. In fiscal years 2004, 2003, and 2002 the soft serve liquid mix accounted for approximately 57%, 48%, and 47%, respectively of the Companys case sales.


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

The Company sells soft serve custard wet mix, softened gourmet ice cream, and soft serve cultured soy wet mix to foodservice customers who dispense the product through frozen dessert machines. In fiscal year 2004, 2003, and 2002 these products accounted for approximately 3%, 3% and 2% of the Companys case sales.

   YoCream Ice Cream is produced by the Company to fill the needs of the traditional soft serve ice cream loving consumer. This line includes gourmet-softened ice cream in a 10% butterfat vanilla, and a reduce fat line, which includes 5% butterfat flavors.

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

The Company also sells hard pack yogurt, sorbet and ice cream products to foodservice customers. In fiscal years 2004, 2003, and 2002 the hard pack products accounted for approximately 1%, 7%, and 11%, respectively of the Companys case sales.

   Soft Scoop By YoCream is a product introduced to the marketplace in 1992. This hard pack frozen yogurt is specially formulated to be stored and distributed at a higher temperature than standard hard pack frozen desserts. It is currently being marketed to the food service industry packaged in single serve four ounce cups.

   Hard pack Novelty Cups are produced in single serve 4 oz. plastic cups in frozen custard, ice cream, sorbet and soy varieties.

The Company sells dispenser and blender smoothie liquid mixes to foodservice customers who dispense the product through either frozen dessert machines or blenders. In fiscal years 2004, 2003, and 2002, the smoothie mixes accounted for approximately 39%, 42%, and 40%, respectively of the Companys case sales.

   YoCream Blender Smoothies and Sorbet were introduced in 1997. These all-natural products are available in both yogurt and fruit formulations. The base mixes may be poured into a blender directly from the carton in liquid state, or drawn from a soft serve machine into the blender. Depending on the recipe, ice, fruit and/or juice are then blended with the base mix. Blender smoothie mixes can also be dispensed from soft serve equipment as an outstanding sorbet product.

   YoCream Dispenser Smoothies were introduced to the marketplace in 1998.
   This concept utilizes all natural, nonfat fruit mixes designed to be dispensed from a smoothie machine or frozen beverage dispenser. The product is ready to shake and pour into the dispenser and does not require the addition of fruit, ice or juice. Research and development continued during 2004 on the new FruitQuake(registered trademark) aseptic, shelf stable dispenser smoothies. The product was selectively tested in the fourth quarter of 2004 and will be available for introduction in the second quarter of fiscal 2005. The product is packed in one-gallon bags. This smoothie line extension meets the need for operators that have limited refrigeration or, as in military, geographic locations without refrigeration.

   YOCREAM COFFEE LATTE was first introduced in fiscal 2001. In September 2002, this pre-mixed product was modified to be aseptically packaged in three-gallon bags with an extended shelf life. In 2003, the Company developed an aseptically packaged coffee concentrate product designed to be mixed with milk at the foodservice customers location. This product, which is packaged in half-gallon bags with the Companys new aseptic processing system, lowers manufacturing costs and is responsive to the needs of a broader foodservice market, such as coffee shops and restaurants, for which the larger size was not compatible.

The following is a list of products and flavors under the DANNON/YOCREAM, YOCREAM or YOGURT STAND brand names:

SOFT SERVE FROZEN YOGURT
------------------------
    Dannon / YoCream
    Non-Fat
    ---------------------------------------------------------------------------
    Alpine Vanilla              English Toffee             Pina Colada
    Apple Spice                 Fancy French Vanilla       Pistachio
    Blueberry Burst             Georgia Peach              Plain
    Butter Brickle              Irish Mint                 Pumpkin
    Cable Car Chocolate         Island Banana              Rootbeer Float
    Cappuccino                  Kahlua                     Strawberry
    Cherry Almond               Luscious Lemon             Very Boysenberry
    Chocolate Classic           New York Cheesecake        Very Raspberry
    Chocolate Mint              Outrageous Orange          White Chocolate
    Country Vanilla             Pecan Praline                 Macadamia
    Egg Nog                     Peppermint Stick

    Dannon / YoCream            Dannon/YoCream
    Premium Low-Carb            Premium
    -----------------------     ----------------------------------------------
    Vanilla                     Cheesecake Supreme         Natural
    Chocolate                   Dutch Chocolate            Peanut Butter
    Butter Pecan                French Vanilla             Praline n Cream
    Coffee                      Milk Chocolate             White Vanilla

    Dannon / YoCream
    No Sugar Added
    ---------------------------------------------------------------------------
    Blueberry                   Chocolate                  Strawberry
    Cafe au Lait                Raspberry                  Vanilla

    Yogurt Stand Nonfat
    -------------------
    Chocolate
    Strawberry
    Vanilla

HARD PACK FROZEN NOVELTIES
--------------------------
    YoCream Soft Scoop 4 oz
    ---------------------------------------------------------------------------
    Chocolate Frozen Yogurt     Very Berry Sorbet          Chocolate Soy
    Strawberry Frozen Yogurt       Yogurt Swirl            Strawberry Soy
    Vanilla Frozen Yogurt       Very Berry Sorbet          Vanilla Soy
    Orange/Vanilla Swirl        Chocolate Custard
    Peanut Butter Fudge Swirl   Vanilla Custard

ICE CREAM, FROZEN CUSTARD AND SOY
---------------------------------
    YoCream Ice Cream           YoCream Frozen Custard     YoCream Soy
    -----------------           ----------------------     -----------------
    Chocolate 5% B.F.           Chocolate Cream            Chocolate
    Vanilla 5% B.F.             Vanilla Cream              Strawberry
    Vanilla 10% B.F.                                       Vanilla
                                YoCream Shake Base
                                ----------------------
                                Vanilla 10%
SMOOTHIES
---------
    YoCream Fruit Dispenser     YoCream Fruit Blender      Dannon Frozen
    Smoothies                   Smoothies (and Sorbet Too) Frusion by Yocream*
    ------------------------    -------------------------  -------------------
    Berry Banana                Kiwi Strawberry Splash     Cherry Berry Frusion
    Guava Raspberry             Lemony Lime                Peach Frusion
    Mango Sunrise               Mango Tango                Wild Berry Frusion
    Strawberry                  Orange Burst
    Tropical                    Very Berry

    *New product expected to be available for sale in the second quarter of 2005.

    YoCream Yogurt Blender
    Smoothies
    ----------------------
    Vanilla


 ASEPTIC PRODUCTS
 ----------------
    Fruitquake Dispense                                   YoCream
    Smoothies Bag In Box                                   Concentrate
    -----------------------------------------               -------------------
    Berry Banana                Strawberry                 Coffee Concentrate
    Lemonade                    Tropical
    Pina Coloda                 Wild Berry
    Strawberry Banana

Manufacturing Process

All of the manufacturing and packaging of the Companys products for both domestic and international sales occurs at its plant in Portland, Oregon (See General Section).

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

The manufacturing plant has three distinct packaging operations that can be
operated simultaneously based on demand.   One operation is for the filling
of half-gallon gable top containers for soft serve products. A second line packages hard packed yogurt, frozen custard, ice cream and sorbet products in quarts, pints and 4 ounce cups. Within these two operations are a multitude of packaging sizes, styles, and finished casing capabilities along with a full range of inclusions that can be added to the finished products. A third packaging line handles aseptically processed, shelf-stable fruit smoothie and coffee concentrate products in half-gallon and three-gallon bags. Management estimates that plant utilization is approximately 40%.

In January 2001, the Company completed a major upgrade of its plant facilities, as part of the Companys commitment to its customers and to the market place. The project more than doubled the Companys throughput capabilities, automated a number of production processes and upgraded bag-in-box packaging capabilities. This allowed YOCREAM to serve the increasing requirements of its existing customers, and develop products for new markets.

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

Quality Assurance and Food Safety

Food safety is a primary focus for the Company. The Companys Quality
Assurance Department ensures that the most stringent levels of regulatory compliance are maintained, meeting and exceeding all inspection standards including but not limited to USDA, FDA, military, customer food safety audits, aseptic processing standards, export requirements, kosher and organic certi-fication. The Quality Assurance Department is staffed with two full time microbiologists, a degreed sanitarian and a degreed food scientist. The department maintains its proficiency on important food safety issues such as allergen and pathogen control through food safety training, GMP education, supplier audits, and laboratory analyses.

The Company is in compliance with the Bioterrorism and Preparedness Act with registration of the facility completed and a lot tracking system in place to comply with the stringent requirements for immediate trace back and trace forward of all ingredients, packaging, and finished products. The Company plans to further enhance this system in fiscal 2005. Further biosecurity measures such as designated facility entrances with controlled plant access, surveillance system, new employee background checks and seals on tankers have also been implemented.

The Company believes that it is in compliance with applicable government regulations, and that the strength of its quality assurance program has been validated by the high ratings achieved on several third-party safety audits performed during fiscal 2004.

Inventory and Backlog

The Company is primarily a make-to-stock operation with a relatively short cycle time; hence we do not have a significant production backlog. The Company strives to maintain a low level of raw materials inventory. Inventory of finished goods is maintained at levels to accommodate wide distribution of the Companys products throughout the United States.

Research and Development
The Companys research and development activities include the development of new YoCream products, expanding and improving existing products and flavor profiles. The R&D department also develops proprietary formulas for our customers and assists copacking customers with their formulations.

In addition to the development of new products and flavors, the R&D department is constantly researching ingredient supply and possible cost improvement opportunities. The maintenance and consolidation of ingredient suppliers requires continual monitoring and research for replacement ingredients without compromising the quality and flavor of existing products. The R&D department is also involved in ongoing activities such as shelf life testing.

The Companys development activities occur at the Portland, Oregon facility. Total research and development expenditures for the year ended October 31, 2004, was approximately $464,000, compared with $555,000, and $446,000 for the years ended October 31, 2003 and 2002.

Raw Materials and Suppliers

The primary ingredients in the Companys smoothie and yogurt products are a variety of fruits, liquid milk, and dry milk components. The Company presently utilizes one primary supplier for the pasteurized fruit ingredients used in its smoothie products. Pasteurized fruit ingredients are also purchased from a number of companies nationwide based upon the Companys strict quality standards. Suppliers of the milk utilized by the Company are mostly based in the Pacific Northwest. Because freshness and timeliness of delivery are critical, the Company prefers local suppliers. After liquid milk is received, it is pasteurized at the Companys plant and it becomes the primary ingredient in the Companys yogurt products. The Companys largest supplier of liquid milk supplied approximately 89% of the Companys needs in fiscal year 2004 and other suppliers provided approximately 11%.

The Company continues to take actions to reduce over-all materials expense. Through on going vendor negotiations, the Company has entered into contracts for varying terms of up to one year, greatly minimizing sudden and unexpected price fluctuations while also leveraging lower prices over larger committed volumes. The Companys collective purchasing agreement with the All Star Dairy Association continues to provide additional purchasing leverage on certain key materials. In 2004, the Company also began purchasing one of its top three ingredients through this association, which has resulted in cost savings.

The Company continues to develop back-up sources of supply for key ingredients. All supplies used by the Company are available from a variety of suppliers.
The Company has never experienced any form of supply shortage.

Distribution and Significant Customers

The Companys products are distributed nationwide and in several foreign countries. Distribution is facilitated by buyer pickup or by transportation arranged by the Company. The Companys products are generally shipped on refrigerated trucks to all domestic locations.

While the Company has experienced growth in all customer classifications, revenues derived from its largest customer, Costco Wholesale, represented
72%, 70%, and 68% of total sales in the years ended October 31, 2004, 2003, and 2002, respectively. In fiscal year 1989, the Company began selling soft serve frozen yogurt to Price Club. After the merger between Costco and Price Club, Costco chose the Companys soft serve frozen yogurt, over that of competitors, for its food courts. During 1998, Costco selected the Company to develop a dispenser smoothie product to be offered in its food courts.
This product has been provided to all of the customers nine distribution centers in the United States. Recently the customer elected to use a compet-itors product for one of its distribution centers. Management is attempting to regain this business. During 2001, Costco again selected the Company to develop a coffee latte freeze product to be offered in some of its food courts, but the product was subsequently discontinued in 2004. (See Sales section.) Due to the consistently high-level of quality and customer acceptance of these products and the efficient operation of Costco's food courts, there has been a significant increase in its sales. Furthermore, the longevity of this relationship is due to various factors, including the Companys distribution system and responsiveness to Costco's operational and logistical requirements. Another significant factor is the field support program that has been implemented in cooperation with an independent broker. The support program includes an intensive sampling of yogurt and smoothie products at all new warehouse openings. Management is determined to maintain the quality of service that supports the longevity of this relationship and expects that its business with Costco will continue to grow.

Advertising and Promotion

During the year ended October 31, 2004 such expenses totaled approximately $391,000 representing 2.0% of net sales. These compare to $378,000, or 1.8% of net sales in 2003; and $372,000, or 1.9% of net sales in 2002.

The Company seeks to increase sales and improve brand recognition through conservative advertising and promotional methods. (See Marketing Strategy for more detail.)

Competition

The Companys products constitute a portion of a greater market, which includes all forms of yogurt-based frozen desserts, ice cream products and non-dairy frozen desserts. The market for the Companys products is very competitive because of the number of alternative products available and because of the number of businesses producing competitive products. Competition in the frozen dessert and ice cream industry has increased over the last several years as a result of substantial increases in the number and kind of frozen dessert products. Some of the companies that produce products that compete with those of the Company are substantially larger and have signifi-cantly greater resources. Increased competition from the established manufac-turers and distributors of frozen desserts, snacks and beverages can be expected in the future.

The Company competes against different sets of manufacturers for each product it markets. The Companys principal competitors for soft serve frozen yogurt products include Colombo (General Mills) and Eskimo Pie/CoolBrands. Smoothie product competitors include Island Oasis, Frutazza, Jet Tea, and Artic Ice. In addition to the large primary competitors identified, the Company competes with numerous small local and regional companies.

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

Trademarks and Trade Names

The Company registered as a trademark the name of its primary product, YOCREAM, with the United States Patent and Trademark Office. This trademark is renewable and, therefore, is of an indefinite term. That trademark is also registered in Canada and may be renewed there upon expiration. Some of the Companys products use that basic trade name with other words or design-nations, such as YOCREAM LITE. In addition, the Company uses the trademarks JUST SAY YO, PURE PLEASURE, YOGURT STAND, PURE PLEASURE, PURE FOOD, PURE ENVIRONMENT, ITS A BELIEF, ITS A LIFESTYLE, SOFT SCOOP, YO CAFFE, SMOOTH AND TASTY, and FRUITQUAKE. The Company has registered or intends to register these trademarks in the United States and may register the trademark YOCREAM in other foreign countries.

Employees

The Company employed 60 persons at October 31, 2004, all of whom were full-time (35 hours per week or more.) None of the Companys employees are covered by collective bargaining agreements, and management believes its employee relations are good. The Companys sales representatives manage a network of national and regional foodservice brokers. These are independent brokers and are paid by commissions on sales. The Company has never experienced a labor strike or work stoppage.

Item 2:  PROPERTIES

The Company is located at 5858 NE 87th Avenue, Portland, Oregon 97220, in two adjacent properties consisting of 53,200 combined square footage. The Company uses approximately 13,000 square feet for production, approximately 8,300 square feet for freezer and refrigeration purposes, and approximately 4,500 for office space. The Company has designated the remaining 27,400 square feet for warehouse purposes and for potential use in expanding the Companys freezer and production facilities.

In May 1994, when the lease of the Companys production and office facilities expired, the Board of Directors decided that in order to preserve capital the Company should allow certain of its officers and directors to purchase the property, with the Company then leasing it from them. Thereafter, John N. Hanna, David J. Hanna and James S. Hanna, together with others, formed Pente Investments for the purpose of purchasing the property and leasing it to the Company. In fiscal year 1998, Pente Investments agreed to fund a 4,200 square foot facility addition to provide needed office space. The current lease has a remaining term of approximately 9 years and provides for a base rent of $17,000 per month to July 2006 and then increases at approximately 8% every three years.

In November 2003 the Company leased from Pente Investments, property and a building adjacent to its manufacturing plant. The purchase of the property was funded by Pente Investments to conserve the Companys borrowing capacity.
The new warehouse space (included in the square footage above) increased overall plant capacity by optimizing utilization of the existing manufacturing facility. The building is being utilized to store raw materials and shelf stable products, reducing offsite storage and freight expenses, which has offset the costs of the new space. Approximately 39,500 square footage of improved land is available on site for future expansion of operating faci-lities. The lease, which was approved by an independent committee of the Board of Directors, has a term of 15 years, a base rent of $12,848 per month for the first through third year and increases approximately 9% every three years thereafter.

Other materially important property of the Company includes certain equipment, which it utilizes to manufacture and distribute its products, including standard dairy equipment, holding tanks and refrigeration units. In addition, the Company leases other equipment under operating leases.

Item 3: LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-KSB, the Company had no litigation pending against it.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the final quarter of fiscal year 2004.

                                   PART II

Item 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock of the Company is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol YOCM. As of January 14, 2004, there were 2,150,600 shares of the common stock outstanding and there were 142 shareholders of record estimated to represent approximately 1,000 bene-ficial holders based on the number of individual participants in security position listings. On January 14, 2004 the closing bid and asked prices were $4.43 and $4.45, respectively.

The following table sets forth the high and low closing prices for quarterly periods in the two twelve month periods ended October 31, 2004 and 2003, as reported by NASDAQ Stock Market:

     Twelve months Ended October 31, 2004              High         Low
     ------------------------------------             -----        -----
          August 1, 2004   -  October 31, 2004        $4.81        $4.00
          May 1, 2004      -  July 31, 2004            4.99         4.31
          February 1, 2004 -  April 30, 2004           5.50         4.80
          November 1, 2003 -  January 31, 2004         5.75         4.80
     Twelve months Ended October 31, 2003              High         Low
     ------------------------------------             -----        -----
          August 1, 2003   -  October 31, 2003        $5.73        $4.55
          May 1, 2003      -  July 31, 2003            5.75         4.55
          February 1, 2003 -  April 30, 2003           6.89         5.01
          November 1, 2002 -  January 31, 2003         8.39
6.59

The Company has not paid dividends on its common stock since the stock began public trading on November 17, 1987. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Companys capital assets.

The only repurchases of the Companys equity securities during the three months ended October 31, 2004 were 4,500 shares purchased at an average price of $4.16 per share by the Trustee of the Companys 401(k) Employee Savings Plan and Trust for and on behalf of the Plan. In November 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. (See Liquidity and Capital Resources for further details.)

The following selected financial data set forth below as of October 31, 2004 and 2003, and for each of the three years in the period ended October 31, 2004 are derived from the audited financial statements included elsewhere in this report and are qualified by reference to such financial statements. The selected financial data as of October 31, 2002, 2001, and 2000 and for each of the two years in the period ended October 31, 2001, are derived from financial statements not included herein.

                                             October 31,
                                             -----------

Balance Sheets           2004        2003        2002        2001       2000
                         ----        ----        ----        ----       ----
Total Current
Assets             $ 7,027,349 $ 6,125,215 $ 5,430,073  $4,992,797  $4,372,804

Total Assets        13,755,896  12,867,107  10,224,937   9,651,561  7,426,575

Long-Term Debt       2,305,939   2,279,667     858,167   1,037,024    125,073
Shareholders'
Equity               8,572,578   8,145,639   7,503,195   6,818,348  6,130,492

                                   For the Years Ended October 31,
                                   -------------------------------

Statements of Income   2004        2003        2002        2001       2000
                       ----        ----        ----        ----       ----
Sales             $19,272,376 $20,477,934 $19,438,892 $15,616,943 $14,943,886

Income from
   Operations         693,544     989,893   1,549,234   1,125,081   1,542,737

Income before Taxes   639,639     803,144   1,368,070   1,021,193   1,572,918

Income Tax
   Provision(2)       219,000     268,000     512,000     268,000     548,000

Net Income   (1)      420,639     535,144     856,070     753,193   1,024,918

Earnings per Common
   Share-Basic (1)        .18         .24         .38         .33         .45

Earnings per Common
   Share-Diluted  (1)     .18         .23         .38         .33         .45

<F1>(1)  Fiscal year 2003 results were impacted by a one-time unusual expense of
$182,000 in the third quarter. This represented settlement of a freight charge claim to a customer for shipments in 2001 and 2002. Were it not for the one-time charge related to prior years, earnings per share for 2003 would have been $0.28. The Company does not expect this to reoccur because both parties have resolved the underlying circumstances.

Fiscal year 2002 results were impacted by a one-time unusual expense of $147,000 in the fourth quarter. This represented settlement of a freight charge claim to a customer for shipments in 1999 and 2000. Were it not for the one-time charge related to prior years, earnings per share for 2002 would have been $0.42.
<F2>
(2) The effective tax rates for fiscal years 2004, 2003, 2002, 2001 and 2000 are 34.2%, 33.4%, 37.4%, 26.3% and 34.8%. The fiscal year 2001 rate is lower than the other years because of the deduction of research and development credits relating to several years.

Item 6: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results for fiscal 2004 were impacted by an increase in freight rates, a decrease in sales and by increased fixed costs due to the plant expansion completed in the fourth quarter of fiscal 2003. Sales of the Companys core products increased 7.1% in 2004; however, overall sales decreased 5.9% primarily related to events that took place in the prior year. These included the Companys lead customer switching from the Companys premixed coffee latte freeze to a competitors coffee concentrate product in late 2003, a regional chain of specialty restaurants suspending purchases of a proprietary gourmet ice cream in June 2003, and a copacking customer acquiring its own production facility early in 2003.

Sales in fiscal 2003 increased 5.3%, primarily from new products, which included soft frozen custard, gourmet ice cream, and aseptic latte freeze.
The increase in sales was not as much as expected due to the factors described above, as well as by the sluggish economy, high unemployment, and by a joint sales program with the Companys strategic partner, which diverted attention from the sale of the Companys core products through the second quarter of fiscal 2003. Operating costs in fiscal 2003 increased due to raw material costs increases, and by additional outside costs incurred related to providing its lead customer with the aseptic coffee latte product. Competitive conditions limit the Companys ability to pass on these costs. Increases in professional fees, and additional freight charge reimbursements also impacted earnings for the year.

Management believes that the Companys commitment to the industry evidenced by its significant investment for expansion and its responsible plan for growth effectively positions the Company to increase shareholder value. Additional details relative to results and managements plans are presented below.

Sales

The Companys sales were $19,272,000, $20,478,000, and $19,439,000, for the years ended October 31, 2004, 2003, and 2002, respectively, and represented a decrease of 5.9% in 2004 and an increase of 5.3% in 2003.

For the years 2004, 2003 and 2002, the breakdown of sales by product is as follows:

                             %                     %                     %
Category         2004      Total       2003      Total       2002      Total
----------  -----------   ------  -----------   ------  -----------   ------
Yogurt      $11,164,000    57.9%  $10,399,000    50.8%  $10,108,000    52.0%

Smoothies     7,426,000    38.5%    6,955,000    34.0%    6,921,000    35.6%

Coffee
Latte
Freeze               -      0.0%    1,676,000     8.2%    1,418,000     7.3%

Custard
Ice Cream
and Soy         663,000     3.5%    1,256,000     6.1%      727,000     3.7%

Copacking        19,000     0.1%      192,000     0.9%      265,000     1.4%
            -----------   ------  -----------   ------  -----------   ------
            $19,272,000   100.0%  $20,478,000   100.0%  $19,439,000   100.0%
            ===========   ======  ===========   ======  ===========   ======

Frozen Yogurt:    The increase in frozen yogurt sales of 7.4% was primarily
related to continued growth in three sectors: wholesale club, military / government, and healthcare / institutions.

The Company continues to develop and experience success in its core business of frozen yogurt. In 2004 concentrated sales activities were directed to the healthcare and military/government segments as well as national broadline distribution of the Companys core products. The Company has seen successive growth in its military/government business since 2001. Subsequent to previously engaged contracts, the company has expanded is sales efforts in the healthcare and institution segment. This activity has resulted in successful sales conversions of competitors products to the Companys products. This business also facilitated expanded distribution of the Companys products with broadline foodservice distributors. Sales focus on distribution has allowed the Company to secure 25 new national points of distribution in the last two years. The Company continues to service wholesale club sales by maintaining a high level of customer support.

Smoothie Sales:    Smoothie sales, consisting of both aseptic and non-aseptic products, increased by 6.8% primarily as a result of the growth in the wholesale club business.

Research and development continued during 2004 on the new FruitQuake (trademark) aseptic, shelf stable dispenser smoothies for the Companys foodservice product line. The shelf-stable dispenser smoothies were selectively tested in the fourth quarter of 2004 and will be available for introduction in the second quarter of 2005. Packed in one-gallon to three-gallon bags, this smoothie line extension meets the needs of operators that have limited refrigeration or, as in military, geographic locations without refrigeration. As with the Companys existing frozen smoothie line, the addition of water or ingredients at the operators location is not required, promoting a consistent product and reduced labor for the customer. The Company has developed a concentrated fruit smoothie line for those customers desiring to mix the product with water at their dispensing location, as well as an aseptically packed coffee concentrate designed to be mixed with milk at the operators location. This line extension is being selectively introduced to key accounts for test market and is scheduled for release in the second quarter of 2005.

Frozen Custard, Gourmet Ice Cream and Soy: Gourmet softened ice cream decreased when compared to the same period in the prior year primarily due to a major regional chain of specialty restaurants suspending purchases in June 2003 of this proprietary ice cream formulation due to pricing concerns. The Company formulated new products to meet the customers needs; however sales of the new product have been insignificant. In the second quarter of 2004, a Nebraska based chain of 64 restaurants that had been purchasing the Companys soft serve frozen custard changed to the Companys reduced fat ice cream product with a lower price. This customer has recently elected not to renew the contract in favor of local supply effective December 31, 2004.

This category also includes sales of soft serve soy cultured dessert. The company sees this as a niche product that helps set it apart from its competitors. Marketing strategies for this product line are directed at specialty operators and shops.

Copacking:    The Company promotes its copacking capabilities, and the
flexibility of its manufacturing facility through industry affiliations such as Northwest Food Processors Association and the All Star Dairy Buying Group, as well as through the direct sales activities of business development managers and senior sales staff.

The decrease in copacking revenue in fiscal 2004 occurred as a result of a large copacking customer acquiring its own production facility. The Company is in the process of developing new proprietary products at the request of significant potential customers that could result in new, high volume accounts in the future.

Cost of Sales

Cost of sales, as a percentage of revenues, were 73.8%, 72.6%, and 71.7%, in 2004, 2003, and 2002 respectively. Costs increased in 2004 primarily as a result of the conversion of sales from a fresh smoothie to an aseptic shelf-stable smoothie, as well as by higher dairy and other ingredient costs, expanded research and development activities, and current fuel surcharges for both incoming and outgoing freight. Depreciation and lease payments also increased due to the aseptic processing system completed in October 2003 (see General Section) and the lease of additional warehouse space in November 2003. (See Properties Section.) In some cases, competitive conditions have limited the Companys ability to pass on the additional costs.

Costs increased in 2003 primarily due to the manufacture of the low margin coffee latte freeze and a planned reduction of finished goods inventory levels. Other significant factors effecting cost of sales in 2004 and 2003 included increased costs of raw materials (See General Section for details.)

Ingredients used in the Companys products are agricultural products subject to price risk. The Company minimizes this risk by entering into contracts to cover its annual production requirements. In 2004 and 2003 the Company responded to significant increases in raw material costs by developing high-quality reformulations of key products, which limited the effect of the cost increases.

Gross Profit

Gross profit margins were 26.2%, 27.4%, and 28.3%, in 2004, 2003, and 2002, as a result of the factors discussed above and the lower sales level in 2004.

Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of revenues, for the years ended October 31, 2004, 2003, and 2002 were 12.0%, 11.1%, and 10.4%, respectively. Such expenses are generally related to the level of revenues and marketing activities. Sales and marketing expenses in total have increased in 2004, 2003 and 2002 due to promotional expenses, Dannon royalty payments, an increase in field staff, and travel expenses related to supporting the sales expansion. The sales department was reorganized late in 2004, which resulted in the addition of senior level sales and marketing personnel to support projected growth. This is expected to increase expenditures in 2005; however, Management believes that the opportunities merit the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses for the years ended October 31, 2004, 2003, and 2002, as a percentage of revenues, were 10.7%, 11.5%, and 9.9%, respectively. The decrease of general and administrative expenses in 2004 is primarily the result of a reduction of personnel related expenses, and professional fees as expected. Expenses in 2003 were higher than normal due to increases in personnel costs and professional fees.

Income from Operations

Income from operations for the years ended October 31, 2004, 2003, and 2002 was $694,000, $990,000, and $1,549,000, respectively. The factors affecting the reduced income from operations in 2004 are explained in the General Section above.

The results for 2004 and 2003 were impacted by the Companys commitment to expand its sales organization and intensify its marketing programs. The results were also affected by the increase in cost of sales described above.

Other Income (Expense)

Interest expense increased in 2004 as a result of the master finance lease facility used to fund the aseptic processing system, which was completed in October 2003. Over the last three years construction interest capitalized amounted to $0 in 2004, $9,200 in 2003 and $0 in 2002.

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

During the third quarter 2003, the Company received notification from the same customer regarding a claim for additional freight charge reimbursements for shipments that occurred primarily in 2001 and 2002, with a portion in 2003. The financial results for the third quarter 2003 include a provision of approximately $182,000 for the settlement of these additional freight costs. The parties have resolved the underlying circumstances related to the freight issue and Management does not expect a re-occurring charge in future periods. The Company incurred no unusual expenses in fiscal 2004.

Income before Income Taxes

Income before taxes for the years ended October 31, 2004, 2003, and 2002 was $640,000, $803,000, and $1,368,000, respectively. The change in income from operations in 2004 is explained in the General Section. The large income from operations of 2002 was primarily the result of a 24.5% increase in sales.

Provision for Income Taxes

The effective tax rate was 34.2%, 33.4% and 37.4% in 2004, 2003 and 2002, respectively. The effective rates are less than the expected rate of 38.4% primarily due to the realization of federal tax credits in 2004, 2003 and 2002. In the future, the Company expects that its provision for income taxes will be at or near the applicable federal and state statutory rates.

Net Income

Net income for the years ended October 31, 2004, 2003, and 2002 was $421,000, $535,000, and $856,000, respectively. Net income, as a percentage of sales, was 2.2%, 2.6%, and 4.4% in each of the three years. See General Section for managements analysis for declining year 2004 net income. The Company believes that the marketing strategies described in this document as well as cost control measures will enable it to improve financial results by the second and third quarters of 2005.

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

  Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products, certain promotional payments paid to wholesalers or retailers by a vendor for the sale of its products must be shown as a reduction of the revenues in the period they are provided.

  The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS
  123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement Nos. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005.
  The new standard will require the Company to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from internally generated funds, bank loans, operating leases, capital leases and stock sales. The cash flow for the three years ended October 31, 2004 is summarized as follows:

                           2004   % Change       2003   % Change      2002
                      ----------- --------  ----------- --------  ------------
Net cash provided by
operating activities  $ 2,051,000   20.5%   $ 1,702,000   20.0%   $ 1,418,000

Capital expenditures     (934,000) (54.9%)   (2,069,000) 222.3%      (642,000)

Net cash provided by
(used in) financing
activities                 45,000  (97.0%)    1,483,000  463.5%      (408,000)

Net increase in cash
and cash equivalents    1,163,000    4.2%     1,116,000  204.1%       367,000

Cash and cash
equivalents at end
of year                 3,807,000   44.0%     2,644,000   72.9%     1,529,000

Working capital         5,267,000   16.9%     4,505,000   18.1%     3,815,000

During fiscal 2003, management identified certain logistics elements and inventory turns as key performance indicators. As a result of managements focus on this area, inventory levels were reduced and inventory turns increased to approximately 7.7 and 6.6 times per year in 2004 and 2003, respectively, compared with 5.4 times in 2002. Through improvements in logistics planning, the related storage costs were also reduced in fiscal 2004 and 2003.
Management plans to continue the current inventory management and logistics programs in fiscal 2005.

The Companys capital expenditures for the years ended October 31, 2004, 2003, and 2002 were approximately $934,000, $2,069,000, and $642,000, respectively. During 2003 the Company completed the installation of an aseptic processing system. The construction costs to the point of bringing the system on line in October 2003 was approximately $2,153,000, including $141,000 in capitalized internal labor costs associated with the project. In 2004 the Company added $363,000 in ancillary outlays related to the aseptic processing system.

During fiscal 2003 the Company arranged a master finance lease facility to fund the new aseptic processing system. The project was funded by this facility in December 2003. At that time the amounts previously drawn on the line of credit and the existing term loans were refinanced under the master lease facility. The Company also received approximately $395,000, resulting in a long-term obligation totaling approximately $2,953,000. This financing arrangement provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (3.74% at October 31, 2004), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion.

In November 2004, the Company entered into an interest rate swap agreement with the objective to take advantage of the current low interest rate environment. This swap agreement has been designated as a fair-value hedge of the Companys floating rate debt, effectively converting this debt to a fixed rate of 5.88%. It is the Companys policy to enter in to interest rate swap agreements when management deems them useful in reducing risks to the Company. The Company will account for this interest rate swap as a fair value hedge, which it has determined to be highly effective. The fair value of the interest rate swap will be recorded on the balance sheet and changes in fair value of this instrument will be shown, net of tax, in accumulated other comprehensive income.

The Company has an unutilized bank line of credit of $2,000,000, which matures in July 2007, and provides for an interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank has also offered an additional $500,000 term loan line for equipment purchases.

During the three years ended October 31, 2004, 2003, and 2002 the Company repurchased zero, 26,822, and 71,713 shares, respectively of its common stock. It has been the Companys practice to purchase shares of its stock from time to time, pursuant to board approved plans. The Company also purchases stock for its required contributions to the Companys 401(k) Employee Savings Plan and Trust.

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of Plan, the Company may make purchases over time through open market transactions, block purchases, or through privately negotiated transactions. Based on the recent market price, the Company could acquire in excess of 10% of the outstanding common stock of the Company. To assist the Company in executing the stock repurchases, the Company has entered into a 10b5-1 trading plan that will be administered and executed by designated broker that may purchase shares on behalf of the Company beginning November 8, 2004 and ending on April 30, 2005, unless terminated earlier by the Company. See Note P of Notes to the Financial Statements for additional information.)

At October 31, 2004 and 2003, working capital includes income tax receivables of approximately $51,000 and $378,000, respectively. This primarily resulted from the benefit of accelerated tax depreciation of the aseptic processing system, which was completed and placed in service in October 2003.

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


Item 7:  FINANCIAL STATEMENTS

      (a)  The response to this Item is submitted as Appendix A to this report.

      (b) No financial statements required by Regulation S-B were excluded from materials delivered to shareholders.

Item 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A: CONTROLS AND PROCEDURES

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

Item 8B:  OTHER INFORMATION

All items required to be reported on Form 8-K were timely filed.


                                   PART III


Item 9:  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The information required in Item 405 of Regulations S-B are incorporated by reference from the sections entitled ELECTION OF OFFICER and INFORMATION REGARDING MANAGEMENT AND DIRECTORS in the definitive Proxy Statement for the Companys 2005 Annual Meeting of Shareholders.


Item 10:  EXECUTIVE COMPENSATION.

The response to this item is incorporated herein by reference from the section entitled EXECUTIVE COMPENSATION in the Companys Proxy Statement for its 2005 Annual Meeting of Shareholders.


Item 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this item is incorporated herein by reference from the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Companys Proxy Statement for its 2005 Annual Meeting of Shareholders.


Item 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated herein by reference from the section entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Companys
Proxy Statement for its 2004 Annual Meeting of Shareholders.


Item 13: EXHIBITS

Exhibit
Number            Exhibit
-------           -------
  3.1      i      Restated Articles of Incorporation of the Company

  3.1.1    ii     Articles of Amendment, dated October 29, 1991

  3.1.2    iii    Articles of Amendment, dated March 24, 1999

  3.1.3    ix     Articles of Amendment, dated April 16, 2003

  3.2      ix     Restated and Amended Bylaws of Company

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

  10.1.2   v      Amendment No.1 to commercial lease between Pente
                  Investments L.L.C. and YoCream International, Inc., dated June 4, 1998.

  10.2     ix     Commercial lease between Pente Investments L.L.C and YoCream
                  International, Inc., dated October 1, 2003

  10.3     vi     2000 Stock Option Plan

  10.4     vii    Cobrand License agreement between The Dannon Company, Inc.
                  and YoCream International, Inc., dated September 6, 2001

  10.5     viii   Consulting agreement between David J. Hanna. and YoCream
                  International, Inc. dated August 7, 2003

  10.6     ix     Master Equipment Lease Agreement between Key Equipment
                  Finance, a Division of Key Corporate Inc. and YoCream
                  International, Inc dated December 18, 2003

  10.7     x      Change of Control Agreement between John N. Hanna, CEO
                  and YoCream International, Inc. dated September 15, 2003

  23.1            Consent of Independent Accountants filed herewith.

  31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

  31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

  32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

  32.2            Certification of W. Douglas Caudell pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

  i Incorporated herein by reference from the Companys Registration Statement on Form S-1, dated November 17, 1987

  ii Incorporated by reference from the Companys Annual Report on Form 10-K for the fiscal year ended October 31, 1991

  iii Incorporated by reference from the Companys Quarterly Report on Form 10-Q for the quarter ended April 30, 1999

  iv Incorporated herein by reference from the Companys Quarterly Report on Form 10-Q for the quarter ended July 31, 1994

  v Incorporated herein by reference from the Companys Annual Report on Form 10-K for the fiscal year ended October 31, 1998

  vi Incorporated by reference from the Companys Quarterly Report on Form 10-Q for the quarter ended April 30, 2000

  vii Incorporated by reference from the Companys Annual Report on Form 10-K for the fiscal year ended October 31, 2002

  viii     Incorporated by reference from the Companys Form 8-K dated
           August 18, 2003

  ix Incorporated by reference from the Companys Annual Report on Form 10-K for the fiscal year ended October 31, 2003

  x Incorporated by reference from the Companys Quarterly Report on Form 10-QSB for the quarter ended January 31, 2004


Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Any information that may be required by Item 9(e) of Schedule 14A is incorporated by reference from the sections entitled INDEPENDENT PUBLIC ACCOUNTANTS in the definitive Proxy Statement for the Companys 2005 Annual Meeting of Shareholders.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOCREAM INTERNATIONAL, INC.                           Dated:  January 31, 2005

By:  /s/ John N. Hanna
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John N. Hanna                                 Dated:  January 31, 2005
     John N. Hanna
     Chief Executive Officer and
     Chairman of the Board of Directors

By:  /s/ James S. Hanna                                Dated:  January 31, 2005
     James S. Hanna
     Director

By:  /s/ Carl G. Behnke                                Dated:  January 31, 2005
     Carl G. Behnke
     Director

By:  /s/ Joseph J. Hanna                               Dated:  January 31, 2005
     Joseph J. Hanna
     Director

By:  /s/ William J. Rush                               Dated:  January 31, 2005
     William J. Rush
     Director

By:  /s/ W. Douglas Caudell                            Dated:  January 31, 2005
     W. Douglas Caudell
     Chief Financial Officer





                                                               EXHIBIT 23.1



                      CONSENT OF INDEPENDENT ACCOUNTANTS



We have issued our report dated December 23, 2004, accompanying the financial statements included in the annual report of YoCream International, Inc. on Form 10-KSB for the year ended October 31, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statements of YoCream International, Inc. on Forms S-8 (File No. 333-09695, effective August 26, 1996, File No. 333-59960, effective April 22, 2002, and File No. 333-
109883, effective October 22, 2003).


                                             \s\ GRANT THORNTON LLP

Portland, Oregon
January 28, 2005





FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

YOCREAM INTERNATIONAL, INC.

OCTOBER 31, 2004 AND 2003





                               C O N T E N T S


                                                                    Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               1

FINANCIAL STATEMENTS

    BALANCE SHEETS                                                    2

    STATEMENTS OF INCOME                                              3

    STATEMENT OF SHAREHOLDERS EQUITY                                  4

    STATEMENTS OF CASH FLOWS                                          5

    NOTES TO FINANCIAL STATEMENTS                                     6









REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
YoCream International, Inc.
Portland, Oregon

We have audited the balance sheets of YoCream International, Inc. as of October 31, 2004 and 2003, and the related statements of income, shareholders equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YoCream International, Inc. as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP


Portland, Oregon
December 23, 2004





















                         YOCREAM International, Inc.

                                BALANCE SHEETS
                                  October 31,

                                                  2004            2003
                                              -----------     -----------
               ASSETS
Current assets
  Cash and cash equivalents                   $ 3,806,993     $ 2,644,436
  Trade accounts receivable,
    net of allowance for doubtful accounts
    of $41,500 in 2004 and $37,500 in 2003        910,010         934,259
Inventories                                     1,866,051       1,846,989
Other current assets                              198,622         247,012
Income tax receivable                              51,154         378,269
Deferred tax assets                               194,519          74,250
                                              -----------     -----------
      Total current assets                      7,027,349       6,125,215

Fixed assets, net                               6,328,875       6,241,922
Intangible and other long-term assets, net        399,672         499,970
                                              -----------     -----------
                                              $13,755,896     $12,867,107
                                              ===========     ===========
    LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
Current portion of long-term debt             $   403,319     $   336,333
Accounts payable                                1,208,074       1,144,045
Other accrued liabilities                         149,206         140,146
                                              -----------     -----------
      Total current liabilities                 1,760,599       1,620,524

Long-term debt, less current portion            2,305,939       2,279,667
Deferred tax liabilities                        1,070,720         795,451
Other liabilities                                  46,060          25,826
                                              -----------     -----------
      Total liabilities                         5,183,318       4,721,468
                                              -----------     -----------
Shareholders equity
   Preferred stock, no par value,
     5,000,000 shares authorized,
     none issued or outstanding                        -               -
   Common stock, no par value,
     30,000,000 shares authorized               4,739,581       4,733,281
   Retained earnings                            3,832,997       3,412,358
                                              -----------     -----------
      Total shareholders equity                 8,572,578       8,145,639
                                              -----------     -----------
                                              $13,755,896     $12,867,107
                                              ===========     ===========

The accompanying notes are an integral part of these statements.





                         YOCREAM International, Inc.

                            STATEMENTS OF INCOME

                       For the years ended October 31,

                                          2004           2003           2002
                                    -------------  -------------  -------------
Sales                               $ 19,272,376   $ 20,477,934   $ 19,438,892

Cost of goods sold                    14,214,810     14,868,324     13,947,245
                                    -------------  -------------  -------------
     Gross profit                      5,057,566      5,609,610      5,491,647

Selling and marketing expenses         2,308,045      2,267,137      2,023,469
General and administrative expenses    2,055,977      2,352,580      1,918,944
                                    -------------  -------------  -------------
Income from operations                   693,544        989,893      1,549,234

Other income (expense)
     Interest income                       7,563          6,144         14,743
     Interest expense                    (89,910)       (28,335)       (48,420)
     Unusual expenses                         -        (157,163)      (147,487)
     Other, net                           28,442         (7,395)            -
                                    -------------  -------------  -------------
          Income before income taxes     639,639        803,144      1,368,070

Income tax provision                     219,000        268,000        512,000
                                    -------------  -------------  -------------
          NET INCOME                $    420,639   $    535,144   $    856,070
                                    =============  =============  =============

Earnings per common share - basic   $       0.18   $       0.24   $       0.38
                                    =============  =============  =============
Earnings per common share - diluted $       0.18   $       0.23   $       0.38
                                    =============  =============  =============

Shares used in basic earnings
  per share                            2,278,284      2,257,998      2,253,248
                                    =============  =============  =============

Shares used in diluted earnings
  per share                            2,294,474      2,280,233      2,272,986
                                    =============  =============  =============

The accompanying notes are an integral part of these statements.












                                        YOCREAM International, Inc.

                                     STATEMENT OF SHAREHOLDERS EQUITY

                                          Common Stock                             Total
                                     -----------------------       Retained     Shareholders
                                       Shares      Amounts         Earnings        Equity
                                     ----------  -----------     ------------    ------------
Balance, October 31, 2001            2,259,991   $4,797,204      $ 2,021,144     $ 6,818,348

   Net income                               -            -           856,070         856,070
   Stock options exercised              61,900      216,380               -          216,380
   Repurchase of common stock          (71,713)    (461,403)              -         (461,403)
   Tax benefit of options exercised         -        73,800               -           73,800
                                     ----------  -----------     ------------    ------------
Balance, October 31, 2002            2,250,178   $4,625,981      $  2,877,214    $ 7,503,195

   Net income                               -            -            535,144        535,144
   Stock options exercised              54,600      210,500                -         210,500
   Repurchase of common stock          (26,822)    (125,400)               -        (125,400)
   Tax benefit of options exercised         -        22,200                -          22,200
                                     ----------  -----------     ------------    ------------
Balance, October 31, 2003            2,277,956   $4,733,281      $  3,412,358    $ 8,145,639

   Net income                               -            -            420,639        420,639
   Stock held exchanged for stock
     option exercise cost                4,544           -                 -              -
   Tax benefit of options exercised         -         6,300                -           6,300
                                     ----------  -----------     ------------    ------------
Balance, October 31, 2004            2,282,500   $4,739,581      $ 3,832,997     $ 8,572,578
                                     ==========  ===========     ============    ============

The accompanying notes are an integral part of these statements.







                         YOCREAM International, Inc.

                          STATEMENTS OF CASH FLOWS
                        For the year ended October 31,

                                               2004         2003         2002
                                          -----------  -----------  -----------
Cash flows from operating activities
   Net income                             $  420,639   $  535,144   $  856,070
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation and amortization         612,700      516,028      612,376
       (Gain) loss on disposal of equipment  (28,442)       7,395           -
       Deferred income taxes                 155,000      512,001      214,200
       Tax benefit related to exercise
         of stock options                      6,300       22,200       73,800
       Change in assets and liabilities
         Accounts receivable                  24,249      (33,263)     138,007
         Inventories                         (19,062)     807,443     (180,894)
         Other assets                        148,688      (26,791)    (150,759)
         Accounts payable                    374,649     (250,529)     (58,444)
         Income taxes receivable
           and payable                       327,115     (409,978)     (90,466)
         Other accrued liabilities            29,294       22,218        3,614
                                          -----------  -----------  -----------
           Net cash provided by
              operating activities         2,051,130    1,701,868    1,417,504
                                          -----------  -----------  -----------
Cash flows from investing activities
   Expenditures for fixed assets            (933,868)  (2,068,825)    (642,149)
                                          -----------  -----------  -----------
           Net cash used in
              investing activities          (933,868)  (2,068,825)    (642,149)
                                          -----------  -----------  -----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt  394,886    1,767,500      181,500
   Principal payments on long-term debt     (349,591)    (370,025)    (344,675)
   Repurchase of common stock                     -      (125,400)    (461,403)
   Proceeds from exercise of stock options        -       210,500      216,380
                                          -----------  -----------  -----------
           Net cash provided by (used in)
              financing activities            45,295    1,482,575     (408,198)
                                          -----------  -----------  -----------
           Net increase in cash and
              cash equivalents             1,162,557    1,115,618      367,157
                                          -----------  -----------  -----------
Cash and cash equivalents,
  beginning of year                        2,644,436    1,528,818    1,161,661
                                          -----------  -----------  -----------
Cash and cash equivalents,
  end of year                             $3,806,993   $2,644,436   $1,528,818
                                          ===========  ===========  ===========

The accompanying notes are an integral part of these statements.


                         YOCREAM International, Inc.

                        NOTES TO FINANCIAL STATEMENTS

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YoCream International, Inc. (the Company) was incorporated on January 14, 1977 in the state of Oregon. The Company manufactures and wholesales frozen yogurt, custard, ice cream and novelties, in addition to fruit and coffee smoothie beverages, under its brand names YOCREAM or DANNON YOCREAM, and also under private labels. Sales are made primarily throughout the United States to and through a variety of outlets, including distributors, discount club warehouses, supermarkets, grocery stores, convenience stores, restaurants, hospitals, schools, military installations, yogurt shops and fast food chains.

1.    Significant Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Cash and cash equivalents

Cash and cash equivalents include money market and other short-term investments with a remaining maturity of three months or less when purchased.

3.    Accounts receivable

The majority of the Companys accounts receivable are due from companies in the retail and wholesale food service industries. Credit is extended based on evaluation of a customers financial condition and, the Company periodically performs credit evaluations of its customers. Credit insurance is obtained on selected accounts. Accounts receivable are generally due within 15 days and are stated at amounts due from customers net of an allowance for doubtful
accounts.   Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Companys previous loss history, the customers current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receiv-ables are credited to the allowance for doubtful accounts. Historically the Companys credit losses have been insignificant.

4.    Inventories

Inventories are stated at the lower of cost or market. The Company determines cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods, which approximates cost based on the first-in, first-out method.

5.    Fixed Assets

Fixed assets are stated at cost. Expenditures for replacements and improvements are capitalized, and expenditures for repairs and maintenance and routine replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreci-ation are eliminated from the accounts and any resulting gain or loss is included in operations. Depreciation is provided for on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the life of the lease or the service life of the improvement, whichever is shorter. Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The recoverability of property, plant and equipment to be held and used is evaluated by comparing the carrying amount of an asset to the estimated future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimated lives used in calculating depreciation and amortization are as follows:

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

7.    Revenue Recognition and Sales Incentives

Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products certain promotional payments paid to wholesalers or retailers by a vendor for the sale of its products must be shown as a reduction of the revenues in the period they are provided. For the three years ended October 31, 2004, 2003 and 2002 the total of rebates and promotional costs charged against sales were approximately $696,000, $610,000, and $599,000, respectively.

8.    Shipping and Handling Costs

Pursuant to EITF 00-10, Accounting for Shipping and Handling Fees and Costs such costs are classified as part of cost of sales. Payments received from customers for shipping and handling costs are classified as part of net sales upon recognition of the related sale.

9.    Research and Development Costs

Research and development costs are expensed as incurred. For the years ended October 31, 2004, 2003 and 2002 such costs aggregated approximately $464,000, $555,000 and $446,000, respectively, and are classified in the financial statements as part of cost of sales, selling, general and administrative expenses, as appropriate.

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

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share would approximate the pro forma amounts below:

                                          2004          2003          2002
                                       ---------     ---------     ---------
Net income, as reported                $421,000      $535,000      $856,000
Deduct: stock based compensation
   expense determined under the
   fair value method, net of tax        (20,000)     (234,000)            -
                                       ---------     ---------     ---------
Net income pro forma                   $401,000      $301,000      $856,000
                                       =========     =========     =========

Net income per share, as reported
   Basic                                   $.18         $.24           $.38
   Diluted                                 $.18         $.23           $.38

Net income per share, pro forma
   Basic                                   $.18         $.13           $.38
   Diluted                                 $.17         $.13           $.38

Weighted average assumptions:
   Risk-free interest rate                3.24%        3.15%              -
   Expected dividend yield                   -            -               -
   Expected lives (years)                    5            5               -
   Expected volatility                    42.4%        37.0%              -


12.   Supplemental Cash Flow Information

Supplemental cash flow information for the years ended October 31, are as follows:

                                            2004          2003          2002
                                       ----------    ----------    ----------
Cash paid
  during the period
  for income taxes                     $   32,000    $  144,000    $  315,000
Cash paid during the period
  for interest                         $   82,000    $   37,000    $   48,000
Acquisition of capital assets
  with debt                            $   48,000            -             -
Payment (acquisition) of vendor
  payables used to acquire
  capital assets                       $  310,000    $ (310,000)	         -

The statements of cash flows also excludes non-cash transactions for the year ended October 31, 2004 whereby certain options were exercised by exchange of previously issued shares, as defined in the stock option plan, which resulted in a net increase in shares outstanding of 4,544.

13.   Concentrations of Credit Risk and Major Customer

One customer accounted for 60% and 60% of accounts receivable at October 31, 2004 and 2003. This same customer accounted for 72%, 70% and 68% of total revenues in the years ended October 31, 2004, 2003 and 2002.

14.   Reclassifications

Certain amounts from prior years financial statements have been reclassified to conform to the current year presentation.

NOTE B - ADOPTION OF ACCOUNTING PRONOUNCEMENTS

SFAS Interpretation No. 46 (Revised)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies certain issues related to Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. This interpretation is not applicable since the Company determined that there are no variable interest entities.

SFAS No. 123 (Revised)

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement Nos. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require the Company to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified pro-spective transition method or the modified retrospective transition method.
The Company is currently evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

SFAS No. 151

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

SFAS No. 153

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 in December 2004. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect this pronouncement to have a material impact on the financial statements.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. The Company is currently in the process of evaluating the Bill.

NOTE C - INVENTORIES

Inventories consist of the following at October 31,:

                                               2004            2003
                                          -----------     -----------
       Finished goods                     $ 1,467,790     $ 1,246,700
       Raw materials                          249,068         368,441
       Packaging material and supplies        149,193         231,848
                                          -----------     -----------
                                          $ 1,866,051     $ 1,846,989
                                          ===========     ===========

NOTE D - FIXED ASSETS

Fixed assets consist of the following at October 31,:

                                                     2004            2003
                                                ------------    ------------
    Machinery and equipment                     $ 7,598,297     $ 8,466,836
    Office equipment and furnishings                336,801         253,896
    Leasehold improvements                        1,374,401       1,186,646
    Construction in process                         649,233         159,475
                                                ------------    ------------
                                                  9,958,732      10,066,853
    Less accumulated depreciation
      and amortization                           (3,629,857)     (3,824,931)
                                                ------------    ------------
                                                $ 6,328,875     $ 6,241,922
                                                ============    ============

During the years ended October 31, 2004 and 2003, the Company expended $310,000 and $1,874,000, respectively related to the installation of an aseptic processing system, which was placed in service in October 2003.

NOTE E - INTANGIBLE AND OTHER LONG-TERM ASSETS

Intangible assets consist of trademarks, principally YoCream with a cost basis of $257,000. Accumulated amortization associated with intangible assets totaled $161,000 at October 31, 2004 and 2003. In accordance with the provi-sions of SFAS No. 142, the amortization of trademarks ceased beginning in the first quarter 2003.

As of October 31, 2004 and 2003, the Company had made deposits totaling $82,000 and $209,000 related to the leases of various equipment and its production and office facility, and had insurance policy premium advances of $217,000 and $190,000, respectively (see Note M). As of October 31, 2004 and 2003, the Company also had other long-term assets of $5,000. These items are included in intangible and other long-term assets in the accompanying balance sheet.

NOTE F - CURRENT AND LONG-TERM DEBT

The Company has an uncollaterialized bank line of credit, which permits borrowing of up to $2,000,000. The line bears interest at the banks commercial lending rate, 4.75% at October 31, 2004. The line is subject to renewal by July 2007. There were no amounts drawn on this line at October 31, 2004. At October 31, 2003, the Company borrowed $1,566,000 under the line of credit in anticipation of completing the long-term financing arrangement described below. In December 2003, the amount borrowed under the line was transferred into the long-term facility described below leaving no amount drawn on the line.

In December 2003, the Company finalized the terms of the master finance lease facility, which refinances the existing bank term loans of $991,667 and provides additional monies of up to $2,500,000 (including the amount borrowed in October) to fund food manufacturing equipment expenditures. The facility, which reduced the interest rate by 25 basis points beginning in July 2003 and extended the maturity date on the existing term loans, provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points, with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion. The facility is subject to the same financial covenants as the revolving line of credit, and is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the refinanced term loans. In December 2003 the Company borrowed an additional $394,886 under the terms of the master lease agreement. In conjunction with the payoff of the existing term loans, the lender agreed to release its blanket security interest in the other equipment and fixtures owned by the Company.

The master finance lease facility contains certain financial covenants including covenants related to the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits the amount of common stock which can be repurchased by the Company. At October 31, 2004, the Company believes that it was in compliance with all of these ratios and covenants.

Long-term debt consists of the following at October 31,:

<CAPTION
                                                          2004          2003
                                                     ------------  ------------
   Note payable to a bank in monthly installments
     of $5,833 through January 2004, plus interest
     at 30-day LIBOR plus 1.75%, collateralized by
     certain equipment.                              $       -     $   303,333

   Note payable to a bank in monthly installments
     of $23,333 through January 2004, plus interest
     at 30-day LIBOR plus 1.75%, collateralized by
     certain equipment.,                                     -         746,667

   Capitalized lease obligation to a bank in
     monthly installments of $38,880 through
     January 2011, plus interest at 30-day LIBOR
     plus 1.75% (3.74% October 31, 2004),
     collateralized by certain equipment.              2,664,074     1,566,000

   Note payable in monthly installments of $913
     through June 2009, including interest at
     5.25%, collateralized by certain equipment.          45,184            -
                                                     ------------  ------------
                                                       2,709,258     2,616,000

     Less portion due within one year                   (403,319)     (336,333)
                                                     ------------  ------------
                                                     $ 2,305,939   $ 2,279,667
                                                     ============  ============

        Year ending
        October 31,
        -----------
           2005                             $  403,319
           2006                                415,391
           2007                                427,808
           2008                                440,619
           2009                                450,042
        Thereafter                             572,079
                                            ----------
                                            $2,709,258
                                            ==========

In November 2004, the Company entered in to an interest rate swap agreement which will convert the variable interest rate paid on its debt to a fixed rate of 5.88%. It is the Companys policy to enter in to interest rate swap agree-ments when management deems them useful in reducing risks to the Company. The Company will account for this interest rate swap as a fair value hedge, which it has determined to be highly effective. The fair value of the interest rate swap will be recorded on the balance sheet and changes in fair value of this instrument will be shown, net of tax, in accumulated other comprehensive income.

NOTE G - ADVERTISING COSTS

Advertising costs are charged to operations in the year incurred. For the years ended October 31, 2004, 2003 and 2002 advertising costs aggregated approximately $391,000, $378,000 and $372,000, respectively.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan and Trust (the Plan) which requires the Company to make contributions to the Plan in the amount of 3% of eligible employee compensation. The Plan allows that the required contri-butions may be invested in common stock of the Company. The Company made contributions to the Plan of approximately $60,000, $85,000 and $56,000 during the years ended October 31, 2004, 2003 and 2002, respectively. All such contributions have been made in the form of common stock of the Company, which has been purchased on the open market.

Additionally, the Company has a profit-sharing plan for eligible employees. Under the provisions of the plan, the Company may, at its discretion, make contributions of a sum not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Company has not made any contributions to this plan.

NOTE I - STOCK OPTION PLANS

In January 1994, the Companys Board of Directors adopted a Combined Incentive and Nonqualified Stock Option Plan and reserved 200,000 shares of common stock for issuance pursuant to this plan. Options are exercisable in such amounts and at such times as authorized by a Stock Option Agreement applicable to each option. At October 31, 2004, all of these options under this plan have been exercised or have expired.

A summary of option transactions relating to the Combined Incentive and Nonqualified Stock Option Plan is as follows:

                                                  Shares          Weighted
                                                  Under            Average
                                                  Option       Exercise Price
                                                  --------     --------------
     Balance, October 31, 2001                    107,000           $3.93
        Granted                                        -               -
        Exercised                                 (31,900)           3.76
        Expired                                        -               -
                                                  --------

     Balance, October 31, 2002                     75,100            4.00
        Granted                                        -               -
        Exercised                                 (44,600)           4.00
        Expired                                        -               -
                                                  --------

     Balance, October 31, 2003                     30,500            4.00
        Granted                                        -               -
        Exercised                                 (30,500)           4.00
        Expired                                        -               -
                                                  --------
     Balance, October 31, 2004                         -               -
                                                  ========

During the year ended October 31, 2004, certain participants in the plan, who are also shareholders, exercised options held under the 1994 stock option plan. Under the terms of the plan, shareholders are allowed to exchange stock held at the current fair market value in lieu of cash to satisfy the exercise price commitments. This exchange results in shares being issued for the difference between the fair value of the stock on the date of the transaction and the exercise price of the options.

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

A summary of option transactions relating to the 2000 Stock Option Plan is as follows:

                                                  Shares          Weighted
                                                  Under            Average
                                                  Option       Exercise Price
                                                 ---------     --------------
     Balance, October 31, 2001                     65,000           $3.21
        Granted                                    65,000            5.26
        Exercised                                 (30,000)           3.21
                                                 ---------

     Balance, October 31, 2002                    100,000            4.54
        Granted                                   180,000            4.70
        Exercised                                 (10,000)           3.21
        Expired                                   (15,000)           4.58
                                                 ---------

     Balance, October 31, 2003                    255,000            4.70
        Granted                                    15,000            4.59
        Exercised                                      -               -
                                                 ---------
     Balance, October 31, 2004
      (average remaining life 3.5 years)          270,000            4.70
                                                 =========


Options exerciseable                      Number           Weighted
                                           of              Average
                                          Shares         Exercise Price
                                       ------------     ----------------
     October 31, 2003                    257,166            $4.60
     October 31, 2004                    243,332             4.68

The following table summarizes information about stock options outstanding for both plans at October 31, 2004:

                                        Weighted
                                         Average
                                        Remaining
    Exercise           Options         Contractual           Options
     Prices          Outstanding       Life (Years)        Exerciseable
    --------         -----------       ------------        ------------
     $3.21             20,000              1.73               20,000
      5.26             55,000              2.57               43,332
      7.17              5,000              3.04                5,000
      4.63            175,000              3.87              175,000
      4.59             15,000              4.80                   -
                     --------                              ---------
                      270,000                                243,332
                     ========                              =========

At October 31, 2004, there were 355,000 shares of common stock reserved for issuance under the Companys stock option plans.


NOTE J - INCOME TAXES

The provision for income taxes for the years ended October 31, consists of the following:

                                      2004         2003          2002
                                   ---------   -----------   ----------
          Current                  $  64,000   $ (244,000)   $  297,800
          Deferred                   155,000      512,000       214,200
                                   ---------   -----------   ----------
                                   $ 219,000   $  268,000    $  512,000
                                   =========   ===========   ==========

The effective tax rate differed from the statutory federal tax rate due to the following:

                                                   Year ended October 31,
                                                ----------------------------

                                                2004        2003       2002
                                               ------      ------     ------
   Statutory federal tax rate (graduated)       34.0%       34.0%      34.0%
   State taxes, net of federal benefit           3.9         3.7        4.1
   Tax credits                                  (4.1)       (4.5)      (2.1)
   Other                                         0.4         0.2        1.4
                                               ------      ------     ------
                                                34.2%       33.4%      37.4%
                                               ======      ======     ======

Deferred tax assets (liabilities) consist of the following at October 31,:

                                                     2004          2003
                                                ------------   -----------
     Deferred tax assets
       Accrued expenses                         $     5,000    $    5,800
       Allowance for doubtful accounts               15,900        14,400
       State NOL carryforward                        25,600        24,300
       Federal credits carryforward                 118,500            -
       Other                                         29,519        29,750
                                                ------------   -----------
       Deferred tax assets                      $   194,519    $   74,250
                                                ============   ===========
       Deferred tax liabilities
         Fixed assets                           $(1,070,720)   $ (795,451)
                                                ============   ===========

Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. As of October 31, 2004 and 2003, the Company has not recorded an allowance against deferred tax assets as management believes it is more likely than not that such assets are fully realizable.

NOTE K - OPERATING LEASE COMMITMENTS

The Company leases its production, warehouse and office facilities under operating lease agreements with related parties, as described below. In addition, the Company leases equipment under non-cancelable operating leases with unrelated third parties.

Minimum lease payments required under these operating leases are as follows:

          Year ending
          October 31,
          -----------
             2005                                  $   543,000
             2006                                      497,000
             2007                                      445,000
             2008                                      406,000
             2009                                      404,000
          Thereafter                                 2,458,000
                                                   ------------
                                                   $ 4,753,000
                                                   ============

Operating lease expense for the years ended October 31, 2004, 2003 and 2002 approximated $681,000, $547,000, and $505,000. Operating lease expenses are allocated between manufacturing costs and general and administrative expenses in the accompanying statements of income.

NOTE L - EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for each of the three years ended October 31,:

                                                       Weighted
                                                        Average
                                          Income        Shares       Per-Share
                                        (Numerator)  (Denominator)    Amount
                                       ------------  -------------   ---------
2002
   Basic earnings per share
     income available to
       common shareholders              $ 856,070      2,253,248      $ 0.38

   Effect of dilutive securities
      stock options                            -          19,738
                                       ----------    -----------
   Diluted earnings per share
      income available to
        common shareholders            $ 856,070       2,272,986      $ 0.38
                                       ==========     ===========   =========
2003
   Basic earnings per share
      income available to
        common shareholders            $ 535,144       2,257,998      $ 0.24

   Effect of dilutive securities
      stock options                           -           22,235
                                       ----------    -----------
   Diluted earnings per share
      income available to
         common shareholders           $ 535,144       2,280,233      $ 0.23
                                       ==========    ===========    =========
2004
   Basic earnings per share
      income available to
         common shareholders           $ 420,639       2,278,284      $ 0.18

   Effect of dilutive securities
      stock options                           -           16,190
                                       ----------    -----------
   Diluted earnings per share
      income available to
         common shareholders           $ 420,639       2,294,474      $ 0.18
                                       ==========    ===========    =========

NOTE M - RELATED PARTY TRANSACTIONS

The Company leases its production and office facilities from a company that is owned by the Companys chief executive officer, its former president, a director and secretary, and certain other shareholders of the Company. The lease has a remaining term of approximately 8 years with renewal provisions and currently provides for a base rent of $17,000 per month for the period from July 2003 to July 2006. Thereafter the lease increases approximately 8% every three years.

In October 2003, the Company entered into an agreement to lease an adjoining warehouse facility from the same company described above. The lease has a term of 15 years and provides for a base rent of approximately $12,800 per month for the period from November 2003 to 2006. Thereafter the lease payment increases approximately 9% every three years.

Payments under the leases for the years ended October 31, 2004, 2003 and 2002 were approximately $358,000, $199,000 and $187,000, respectively.

The Company has retained the services of a law firm in which a director of the Company is a shareholder. The law firm has served as the Companys general counsel and for the years ended October 31, 2004, 2003 and 2002 billed the Company fees of approximately $28,000, $339,000, and $217,000, respectively.

In August 2003, the Company entered into a three-year consulting agreement with its former president, upon his retirement after 27 years of service, and resignation from his positions as president and a director of the Company. Under the terms of the consulting agreement, he will be paid an annual fee of approximately $136,700. Payments under the consulting agreement for the years ended October 31, 2004 and 2003, amounted to approximately $136,700 and $34,200, respectively. Additionally, the Company will continue to provide health insurance benefits during the term of the agreement, and fund a $500,000 split dollar life insurance policy until the policy is paid up, or the event of death. The policy has been assigned to the Company as collateral for the repayment of the premiums. In the event of the death of the former employee, the Company would be paid the amount of its premium advances. The Companys premium advances since the inception of this policy are approximately $98,000 and $85,000 at October 31, 2004 and 2003, respectively, and are classified as part of Other Long-Term Assets (See Note E).

The Company also maintains a $500,000 split dollar life insurance policy on its chief executive officer under which the Company pays the premiums. The policy is assigned to the Company as collateral for the repayment of the premiums. In the event of the death of the employee, the Company would be paid the amount of its premium advances. Since the inception of this policy such advances are approximately $119,000 and $105,000 at October 31, 2004 and 2003, respectively, and are classified as part of Other Long-Term Assets (See Note E).

NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the two years ending October 31, 2004 is as follows:

                                             Net        Basic        Diluted
                               Gross       Income     Earnings       Earnings
2004              Sales       Profit       (Loss)     Per Share      Per Share
------------  -----------   ----------   -----------  ---------      ---------
1st quarter   $ 3,449,984   $  959,172   $   (8,467)   $  0.00        $  0.00
2nd quarter     4,855,752    1,361,987      168,186       0.07           0.07
3rd quarter     5,906,991    1,467,814      189,351       0.08           0.08
4th quarter     5,059,649    1,268,593       71,569       0.03           0.03
              -----------   ----------   -----------  ---------      ---------
              $19,272,376   $5,057,566   $  420,639    $  0.18        $  0.18
              ===========   ==========   ===========  =========      =========

                                             Net        Basic        Diluted
                               Gross       Income     Earnings       Earnings
2003              Sales       Profit       (Loss)     Per Share      Per Share
------------  -----------   ----------   -----------  ---------      ---------
1st quarter   $ 3,869,008   $  971,909   $   10,647    $  0.00        $  0.00
2nd quarter     4,995,274    1,386,505      138,733       0.06           0.06
3rd quarter     6,635,915    1,986,737      335,998       0.15           0.15
4th quarter     4,977,737    1,264,459       49,766       0.02           0.02
              -----------   ----------   -----------  ---------      ---------
        (1)   $20,477,934   $5,609,610   $  535,144    $  0.24        $  0.23
              ===========   ==========   ===========  =========      =========

<F1>
(1)    See NOTE O regarding the impact of unusual expenses.

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

NOTE P - STOCK REPURCHASE PLAN

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of Plan, the Company may make purchases over time through open market transactions, block purchases, or through privately negotiated transactions. Based on the recent market price, the Company could acquire in excess of 10% of the outstanding common stock of the Company. To assist the Company in executing the stock repurchases, the Company has entered into a 10b5-1 trading plan that will be administered and executed by designated a broker that may purchase shares on behalf of the Company beginning November 8, 2004 and ending on April 30, 2005, unless terminated earlier by the Company. Through December 22, 2004, the Company has paid approximately $536,000 to repurchase 124,700 shares for an average per share price of $4.30. In December, the Bank modified the covenants of the Business Loan Agreement to permit the Company to purchase or retire up to $1,250,000 of its common stock during the fiscal year ended October 31, 2005, and the Company may purchase or retire up to $500,000 of its common stock in each fiscal year thereafter.