Form 10QSB
period 2005-01-31
YOCREAM INTERNATIONAL INC
filed 2005-03-17
CIK 821572

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-QSB


        [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended January 31, 2005.

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
                   (Address of principal executive office)

                                (503)256-3754
               (Issuers telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X        NO ___


The number of shares outstanding of the issuer's common stock, as of the latest practicable date is:

                     Class:  Common stock outstanding at
                      March 11, 2005:  2,142,400 shares

Transitional Small Business Disclosure Format:  YES __  NO  X













                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS

                                                                   Page

PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements                                       3-7

            Balance Sheets as of January 31, 2005,                  3
            (unaudited) and October 31, 2004

            Statements of Income for the                            4
            Three Months ended January 31, 2005
            and 2004 (all unaudited)

            Statements of Cash Flows for the                        5
            Three Months ended January 31, 2005
            and 2004 (all unaudited)

            Notes to Financial Statements                           6-10

Item 2.  Management's Discussion and Analysis of                    10-15
         Financial Condition and Results of
         Operations

Item 3.  Controls and Procedures                                    15

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                          15

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                             16

Item 3.  Defaults upon Senior Securities                            16

Item 4.  Submission of Matters to a Vote of                         16
          Security Holders

Item 5.  Other Information                                          16

Item 6.  Exhibits                                                   16-17

SIGNATURES                                                          17











PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                January 31,       October 31,
                                                   2005              2004
                                                (Unaudited)
                          ASSETS                -----------       -----------
Current assets
   Cash and cash equivalents                    $ 2,201,409       $ 3,806,993
   Accounts receivable, net                         767,275           910,010
   Inventories                                    2,214,516         1,866,051
   Other current assets                             410,100           198,622
   Income tax receivable                             85,354            51,154
   Deferred tax asset                               194,519           194,519
                                                -----------       -----------
         Total current assets                     5,873,173         7,027,349

Fixed assets, net                                 6,260,311         6,328,875
Intangible and other long-term assets, net          406,408           399,672
                                                -----------       -----------
                                                $12,539,892       $13,755,896
                                                ===========       ===========
               LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
   Current portion of long-term debt            $   403,319       $   403,319
   Accounts payable                                 810,787         1,208,074
   Accrued liabilities                               78,219           149,206
                                                -----------       -----------
         Total current liabilities                1,292,325         1,760,599

Long-term debt, less current portion              2,206,250         2,305,939
Interest rate swap, at fair value                    25,700                 -
Deferred tax liability                            1,053,520         1,070,720
Other liabilities                                    50,008            46,060
                                                -----------       -----------
         Total liabilities                        4,627,803         5,183,318
                                                -----------       -----------
Shareholders equity
   Preferred stock, no par value,
      5,000,000 shares authorized
      none issued or outstanding                          -                 -
   Common stock, no par value,
      30,000,000 shares authorized;
      2,148,800 shares outstanding at
      January 2005, and 2,282,500
      outstanding at October 2004                 4,164,026         4,739,581
   Retained earnings                              3,764,263         3,832,997
   Accumulated other comprehensive loss             (16,200)                -
                                                -----------       -----------
         Total shareholders equity                7,912,089         8,572,578
                                                -----------       -----------
                                                $12,539,892       $13,755,896
                                                ===========       ===========

The accompanying notes are an integral part of the financial statements.


                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME

             For the three months ended January 31, 2005 and 2004
                                 (Unaudited)

                                                       2005           2004
                                                    -----------    -----------
Sales                                               $3,506,160     $3,449,984

Cost of sales                                        2,534,270      2,490,812
                                                    -----------    -----------
         Gross profit                                  971,890        959,172

Selling and marketing expenses                         514,415        433,489

General and administrative expenses                    539,685        517,432
                                                    -----------    -----------
         Income (loss) from operations                 (82,210)         8,251

Other income (expenses)
     Interest income                                     4,728          1,755
     Interest expense                                  (31,652)       (23,573)
                                                     ----------    -----------
         Loss before income taxes                     (109,134)       (13,567)

Income tax benefit                                      40,400          5,100
                                                    -----------    -----------
         Net loss                                   $  (68,734)    $   (8,467)
                                                    ===========    ===========


Loss per common share - basic                       $    (0.03)    $      .00
                                                    ===========    ===========
Loss per common share - diluted                     $    (0.03)    $      .00
                                                    ===========    ===========
Shares used in basic loss per share                  2,183,726      2,277,956
                                                    ===========    ===========
Shares used in diluted loss per share                2,183,726      2,277,956
</table>                                            ===========    ===========












The accompanying notes are an integral part of the financial statements.



                         YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS

             For the three months ended January 31, 2005 and 2004
                                 (Unaudited)

                                                         2005          2004
                                                     ------------   -----------
Cash flows from operating activities:
   Net loss                                          $   (68,734)   $   (8,467)
   Adjustments to reconcile net
   loss to net cash used in
   operating activities:
      Depreciation and amortization                      159,105       143,916
      Deferred income taxes                               (7,700)       (2,200)
      Change in assets and liabilities
         Accounts receivable                             142,735       112,471
         Inventories                                    (348,465)     (160,172)
         Other assets                                   (218,214)     (137,840)
         Accounts payable                               (397,287)     (260,120)
         Income taxes receivable                         (34,200)       (3,115)
         Other accrued liabilities                       (67,039)      (73,037)
                                                      -----------   -----------
            Net cash used in
              operating activities                      (839,799)     (388,564)
                                                      -----------   -----------
Cash flows from investing activities:
   Expenditures for plant and equipment                  (90,541)     (224,359)
                                                      -----------   -----------
            Net cash used in investing
              activities                                 (90,541)     (224,359)
                                                      -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                    -       394,886
   Principal payments on long-term debt                  (99,689)      (90,077)
   Repurchase of common stock                           (575,555)            -
                                                      -----------   -----------
            Net cash provided by (used in)
              financing activities                      (675,244)      304,809
                                                      -----------   -----------
            Net decrease in cash and
              equivalents                             (1,605,584)     (308,114)

Cash and equivalents, beginning of period              3,806,993     2,644,436
                                                      -----------   -----------
Cash and equivalents, end of period                   $2,201,409    $2,336,322
                                                      ===========   ===========





The accompanying notes are an integral part of the financial statements.





                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the financial statements and related footnotes included in the Companys annual report on Form 10-KSB for the year ended October 31, 2004.

Note B - Reclassifications

Certain expenses have been reclassified to conform to the current years presentation.

Note C - New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This standard amended APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the Company starting November 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Note D - Inventories

Inventories consist of the following:

                                        January 31,        October 31,
                                            2005               2004
                                        ----------         ----------
     Finished goods                     $1,652,889         $1,467,790
     Raw materials                         373,594            249,068
     Packaging materials and supplies      188,033            149,193
                                        ----------         ----------
                                        $2,214,516         $1,866,051
                                        ==========         ==========

Note E - Current and Long-Term Debt

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line, which bears interest at the banks commercial lending rate of 5.25% at January 31, 2005 is subject to renewal by July 2007. There were no amounts drawn on this line at January 31, 2005.

In December 2003, the Company finalized the terms of a master lease facility in the amount of $2,552,553. The facility refinanced the existing bank term loans of $991,667 and provided additional monies to fund food manufacturing equipment expenditures, including $1,566,000 borrowed in October 2003 and $394,886 borrowed in December 2003. The facility provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (4.34% at January 31, 2005), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion (see Note F). The facility is subject to the same financial covenants as the revolving line of credit, and is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the refinanced term loans.

The master finance lease facility contains certain financial covenants including the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits on the amount of common stock which can be repurchased by the Company. At January 31, 2005, the Company believes that it was in compliance with all of these ratios and covenants.

Note F - Fair Value of Derivative Financial Instruments

In November 2004, the Company entered into an interest rate swap agreement, which converted the variable interest rate paid on its debt to a fixed rate of 5.88%. This agreement will terminate on January 1, 2011. It is the Companys policy to enter into agreements when management deems them useful in reducing risks to the Company. To the extent that the fixed rate is higher than the Libor rate as defined in the Master Lease Agreement, payment is due from the Company for the difference. To the extent that the fixed rate is below the Libor rate, the Company is entitled to receive the difference. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income (loss). The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three months ended January 31, 2005.

Note G - Comprehensive Loss

Comprehensive loss for the three-month periods ended January 31, are as follows:

                                                    2005        2004
                                                 ---------   ---------
   Net loss                                      $(68,734)   $ (8,467)
   Change in fair value of derivative
      financial instruments, net of
      deferred income taxes of $9,500             (16,200)          -
                                                 ---------   ---------
   Comprehensive loss                            $(84,934)   $ (8,467)
                                                 =========   =========

Note H - Common Stock Repurchase Plan

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of Plan, the Company may make purchases over time through open market transactions, block purchases, or through privately negotiated transactions. Based on the recent market price, the Company could acquire in excess of 10% of the outstanding common stock of the Company. To assist the Company in executing the stock repurchases, the Company has entered into a 10b5-1 trading plan that will be administered and executed by a designated broker that may purchase shares on behalf of the Company beginning November 8, 2004 and ending on April 30, 2005, unless terminated earlier by the Company. As of January 31, 2005, the Company has repurchased 133,700 shares at an average price of $4.305 per share for a total cost of $575,555. This leaves a remaining authorization of $674,445.

Note I - Loss per share

Loss per share are calculated as follows for the three months ended January 31, 2005 and 2004:

                                   Three Months Ended January 31, 2005
                                   -----------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ----------
   Basic loss per share:

   Net loss                        $(68,734)       2,183,726      $(0.03)

   Effect of dilutive securities (1)                       -           -
                                   ---------       ---------      -------
   Diluted loss per share          $(68,734)       2,183,726      $(0.03)
                                   =========       =========      =======

<f1>
 (1) Common stock equivalents totaling 3,550 shares have not been included for the three months ended January 31, 2005 because the effect would be anti-dilutive.

                                   Three Months Ended January 31, 2004
                                   -----------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ----------
   Basic loss per share:

   Net loss                        $ (8,467)      2,277,956        $  .00

   Effect of dilutive securities (1)                      -             -
                                   ---------      ---------        ------
   Diluted loss per share          $ (8,467)      2,277,956        $  .00
                                   =========      =========        ======

<f1>
 (1) Common stock equivalents totaling 28,584 shares have not been included for the three months ended January 31, 2004 because the effect would be anti-dilutive.

Note J - Stock Based Compensation Plans

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

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share for the three months ended January 31, would approximate the pro forma amounts below:

                                                   2005         2004
                                                ---------     --------
   Net loss, as reported                        $(68,700)    $ (8,500)
   Deduct:  stock based compensation expense
    determined under the fair value method,
    net of tax                                   (21,000)     (15,000)
                                                ---------    ---------
   Net loss, pro forma                          $(89,700)    $(23,500)
                                                =========    =========
   Net loss per share,
   as reported
      Basic                                     $  (0.03)     $   .00
      Diluted                                   $  (0.03)     $   .00

   Net loss per share,
   proforma
      Basic                                     $  (0.04)     $ (0.01)
      Diluted                                   $  (0.04)     $ (0.01)
                                                =========     ========

   Number of options which became exercisable     16,668       11,666

   Weighted average assumptions:
      Risk-free interest rate                       3.07%        2.95%
      Expected dividend yield                          -            -
      Expected lives (years)                           5            5
      Expected volatility                           40.2%        42.7%

Note K - Supplemental Cash Flow Information

Supplemental cash flow information for the three-month periods ended January 31, are as follows:

                                                    2005        2004
                                                  --------    --------
   Cash paid during the period for income taxes   $  1,500    $    216
   Cash paid during the period for interest       $ 31,015    $ 25,215
   Increase in deferred taxes related to
     interest rate swap                           $  9,500           -
   Liability for interest rate swap, net of tax   $ 16,200           -
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

Results of Operations

The primary business of the Company is the manufacture, marketing and sales of superior quality frozen yogurt, smoothies, frozen custard, sorbet, cultured soy, and ice cream products in a variety of premium, low-fat, and nonfat flavors. The Company also copacks similar products for other companies. Because of the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

Sales

For the three months ended January 31, 2005, sales increased 1.6% over the same period in 2004. The increase is primarily due to higher sales of nonfat frozen yogurt, offset by decreases in other categories. The breakdown of sales by category for both periods is as follows:

                                                            Dollar        %
Category         2005     % Total      2004     % Total    Increase     Change
--------      ----------  -------   ----------  -------  -----------  --------
Yogurt        $2,187,000    62.4%   $1,862,000   54.0%   $  325,000      17.5%

Smoothies      1,275,000    36.4%    1,295,000   37.5%      (20,000)    (1.5)%

Coffee Latte
Freeze                -        -       158,000    4.6%     (158,000)  (100.0)%

Custard,
Ice Cream
and Soy           44,000     1.2%      116,000    3.4%      (72,000)   (62.1)%

Copacking             -        -%       19,000    0.5%      (19,000)  (100.0)%
              ----------  -------   ----------  -------  -----------  --------

Total         $3,506,000   100.0%   $3,450,000  100.0%   $   56,000       1.6%
              ==========  =======   ==========  =======  ===========  ========

Frozen Yogurt:	The increase in frozen yogurt sales of 17.5% was primarily
due to continued growth in three sectors: wholesale club, healthcare / insti-tutions and other foodservice.

The Company continues to develop and experience success in its core business of frozen yogurt. In 2005 concentrated sales activities continue to focus on the healthcare and military/government segments as well as national broadline distribution of the Companys core products. The Company has seen successive growth in its military/government business since 2001. Subsequent to previously engaged contracts, the Company has expanded is sales efforts in the healthcare and institution segment. This activity has resulted in successful sales conversions of competitors products to the Companys products. This business also facilitated expanded distribution of the Companys products with broadline foodservice distributors. Sales focus on distribution has allowed the Company to secure 25 new national points of distribution in the last two years and six new points of distribution in the first quarter of 2005. The Company continues to service wholesale club sales by maintaining a high level of customer support.

In March 2005, the Company became a sponsor for the Major League Baseball Arizona Diamondbacks. This sponsorship allows for the Company to sell its soft serve frozen yogurt in Bank One Ballpark, for the next two years with an option for a third year.

The newest addition to the Companys line of better-for-you desserts is Dannon(registered trademark) YoCream(registered trademark) Frozen Yogurt pints. This product has been developed as a creamy indulgent frozen yogurt, which compares to high-fat ice cream, yet only contains 5% butterfat. With high counts of live active cultures, this product provides the benefits of probiotics along with outstanding flavors and inclusions that management believes will create the taste experience that discriminating customers expect. Six flavors of this product are being offered through the Fred Meyer retail grocery chain in the Northwest this spring. Management considers this as an excellent opportunity to reenter the retail marketplace because of Fred Meyers significant retail presence in the Northwest. Fred Meyer is part of the Kroger family of stores.

Smoothies: There was a slight decrease in sales of smoothies in the first quarter when compared to the same period last year. The growth in sales from new business has been offset by the effect of the Companys lead customer recently electing to use a competitors smoothie product for one of its nine distribution centers. The Coffee latte freeze category was discontinued in 2004.

In addition to the normal growth in business for this category, the Company expects smoothie sales to increase as a result of the introduction of the following new products:

  Dannon Frozen Frusion by YoCream(registered trademark) is a unique frozen drink of yogurt and fruit. This beverage is an example of a probiotic product designed to contain live micro organisms that improve health by modifying intestinal microflora. This product will be presented to the foodservice marketplace in the second quarter of 2005.

  Fruitquake(registered trademark) dispenser smoothies are a line of bold and intense fruit beverages with high concentrations of real fruit. This new ready-to-use line designed for frozen beverage and granite machines has been selectively introduced in the first quarter of 2005 and is expected to be offered nationwide this spring. This product is packaged on the Companys aseptic packing line for a shelf stable product.

  YoCaffe Latte(registered trademark) is an aseptically packaged coffee concentrate product, which is designed to be mixed with milk and served through a frozen beverage machine. This product has been developed in response to foodservice operators demand for convenient coffee beverages. This product is currently being tested in a club store chain in Canada.
  In the second quarter of 2005, the Company also expects to introduce a new ready-to-use version of YoCaffe Latte(registered trademark) that is pre-mixed with milk. This is also an aseptically packaged product designed to be stored at room temperature.

Custard, Ice Cream and Soy: Sales in this category decreased when compared to the same period in the prior year primarily due to a restaurant chain that had been purchasing the Companys soft serve frozen custard changing to the Companys reduced fat ice cream product in the second quarter of 2004, and then subsequently electing not to renew the contract in favor of a local supply effective in December 2004.

Copacking: The Company promotes its copacking capabilities, and the flexibility of its manufacturing facility through industry affiliations such as Northwest Food Processors Association and the All Star Dairy Buying Group, as well as through the direct sales activities of business development managers and senior sales staff.

The decrease in copacking revenue occurred as a result of a large copacking customer acquiring its own production facility in the second quarter of 2004. The Company is in the process of developing new proprietary products at the request of significant potential customers that could result in new, high volume accounts in the near future.

Gross Profit

The gross profit margin, as a percentage of sales, were 27.7% and 27.8% for the first quarter of 2005 and 2004, respectively.

Selling and Marketing Expenses

Selling and marketing expenses, as a percentage of sales, were 14.7% and 12.6% for the first quarter of 2005 and 2004, respectively. The sales department was reorganized late in 2004, which resulted in the addition of senior level sales and marketing personnel to support projected growth. This reorganization has resulted in increased personnel and travel related expenses. Management believes that the opportunities merit the expected increase in expenses related to the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses, as a percentage of sales, were 15.4% and 15.0%, for the first quarter of 2005 and 2004, respectively. The slight increase relates to personnel related costs and depreciation.

Income (Loss) from Operations

As a percentage of sales, the loss from operations was 2.3% for the first quarter of 2005 compared to an income of 0.2% for the same period in 2004. This is primarily due to the reasons explained above.

Provision for Income Taxes

The effective tax rate was 37.0% and 37.6% for the first quarter of 2005 and 2004, respectively.

Net Loss

The net loss in the first quarter of 2005 was more than in the prior year for the reasons described above. Management expects increased earnings over the prior year as sales volumes increase with warmer weather, and as the benefits are realized from the growth in both the new business and the products described above.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

During fiscal 2003 the Company arranged a master finance lease facility to fund the new aseptic processing system. The project was funded by this facility in December 2003. At that time the amounts previously drawn on the line of credit and the existing term loans were refinanced under the master lease facility. The Company also received approximately $395,000, resulting in a long-term obligation totaling approximately $2,953,000. This financing arrangement provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (4.34% at January 31, 2005), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion.

In November 2004, the Company entered into an interest rate swap agreement with the objective to take advantage of the current low interest rate environment. This swap agreement is designated as a fair-value hedge of the Companys floating rate debt, effectively converting this debt to a fixed rate of 5.88%. It is the Companys policy to enter in to interest rate swap agreements when management deems them useful in reducing risks to the Company. The Company is accounting for this interest rate swap as a cash flow hedge, which it has determined to be highly effective. The fair value of the interest rate swap is recorded on the balance sheet and changes in fair value of this instrument are shown, net of tax, in accumulated other comprehensive income.

The Company has an unutilized bank line of credit of $2 million, which matures in July 2007, and provides for an interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank has also offered an additional $500,000 term loan line for equipment purchases, which has not been utilized.

The Company has not historically used its line of credit to finance operations, even during the slower season of the year, because of the significant level of cash flow on an annual basis, and the level of available cash funds. This continued to be the situation during the first quarter of fiscal 2005 and 2004. Cash used in operations was approximately $840,000 in the first quarter of 2005 compared with $389,000 in the first quarter of 2004. Increases in inventory in anticipation of sales growth from the opportunities mentioned in the sales section, and an increase in prepaid insurance and property tax payments were factors accounting for the higher level of cash used in operations in 2005. Furthermore, the Company chose to significantly reduce its accounts payables at the end of the first quarter in 2005.

Expenditures for plant and equipment of approximately $91,000 in the first quarter of 2005 were less than the $224,000 spent in the same period last year. The higher level of expenditures in the 2004 period mainly related to the aseptic packaging system, which was placed in service in October 2003. The Company is in the process of evaluating its capital expenditure plans for the balance of fiscal 2005.

The Company follows the practice of repurchasing its common stock from time to time, pursuant to board-approved plans. The Company also purchases stock for its required contributions to the Companys 401(k) Employee Savings Plan and Trust.

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of Plan, the Company may make purchases over time through open market transactions, block purchases, or through privately negotiated transactions. As of January 31, 2005, the Company has repurchased 133,700 shares at an average price of $4.305 per share for a total cost of $575,555. This leaves a remaining authorization of $674,445. See Note H in the notes to financial statements for further details.

In March 2005, the Company renegotiated the terms of the lease on the adjoining warehouse property rented in October 2003 from a related party. This resulted in retroactively changing the rent schedule to amounts based on the change in the consumer price index. Originally the rent schedule was based on fixed amounts, which changed every three years over the 15-year term of the lease. This may result in a lesser increase in rent expense in the future than under the original lease.

The Company believes its existing assets, bank lines, and revenues from operations will be sufficient to fund the Companys operations for at least the next twelve months.

New Accounting Pronouncements

See Note C in the notes to financial statements for the new accounting pronouncements applicable to the Company during the first quarter of 2005.

Critical Accounting Policies and Estimates

The critical accounting policies and the use of estimates as reported in the Companys Form 10-KSB for the year ended October 31, 2004 are reaffirmed.

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

Item 2.   Changes in Securities and Small Business Issuer
          Purchases of Equity Securities

                                           (c) Total
                                            Number of      (d) Dollar
                                             Shares          Value of
                                           Purchased as     Shares that
                                             Part of           May be
              (a) Total                      Publicly        Purchased
              Number of        (b)           Announced       Under the
               Shares      Average Price     Plans or        Plans or
Period        Purchased    Paid Per Share    Programs        Programs
-----------   ----------   --------------  --------------  --------------
11/8/04 -
  11/30/04       78,200       $4.302           78,200        $913,576

12/1/04 -
  12/31/04       50,000       $4.293           50,000        $698,926

1/1/05 -
  1/31/05         5,500       $4.451            5,500        $674,445
                -------       ------          -------        --------
Total           133,700       $4.305          133,700        $674,445
                =======       ======          =======        ========

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

Item 6.  Exhibits

      10.8 Letter agreement regarding amendment of rent schedule to commercial lease between Pente Investments, LLC and YoCream International, Inc., dated March 15, 2005

      31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  Registrant:

                                            YOCREAM INTERNATIONAL, INC.

Date:    March 17, 2005                     By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:    March 17, 2005                     By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell
                                            Chief Financial Officer