Form 10QSB
period 2005-04-30
YOCREAM INTERNATIONAL INC
filed 2005-06-14
CIK 821572

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-QSB


        [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended April 30, 2005.

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

                               YES X        NO
                               ---         ---

The number of shares outstanding of the issuers common stock, as of the latest practicable date is:

                     Class:  Common stock outstanding at
                      June 14, 2005:  2,110,400 shares

Transitional Small Business Disclosure Format:  YES      NO X
                                                   ---     ---











                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS

                                                                    Page

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements                                       3-10

            Balance Sheets as of April 30, 2005,                    3
            (unaudited) and October 31, 2004

            Statements of Income for the                            4
            Three Months ended April 30, 2005 and 2004,
            and Six Months ended April 30, 2005 and 2004
            (all unaudited)

            Statements of Cash Flows for the                        5
            Six Months ended April 30, 2005 and 2004
            (all unaudited)

            Notes to Financial Statements                           6-10

Item 2.  Management's Discussion and Analysis of                    10-15
         Financial Condition and Results of
         Operations

Item 3.  Controls and Procedures                                    15-16

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                          16

Item 2.  Changes in Securities and Small Business Issuer            16
         Purchases of Equity Securities

Item 3.  Defaults upon Senior Securities                            17

Item 4.  Submission of Matters to a Vote of                         17
         Security Holders

Item 5.  Other Information                                          17

Item 6.  Exhibits                                                   17-18

SIGNATURES                                                          18










PART 1.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                   April 30,     October 31,
                                                      2005          2004
                                                  (Unaudited)
                          ASSETS                  -----------   -----------
Current assets
    Cash and cash equivalents                      $ 2,630,366   $ 3,806,993
    Accounts receivable, net                         1,066,992       910,010
    Inventories                                      2,265,725     1,866,051
    Other current assets                               554,283       219,634
    Income taxes receivable                             21,254        51,154
    Deferred tax asset                                 194,519       194,519
                                                   -----------   -----------
            Total current assets                     6,733,139     7,048,361

Fixed assets, net        	                       6,177,451     6,328,875
Intangible and other long-term assets, net             413,144       399,672
                                                   -----------   -----------
                                                   $13,323,734   $13,776,908
                                                   ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt              $   403,319   $   403,319
    Accounts payable                                 1,562,931     1,208,074
    Accrued liabilities                                197,903       170,218
                                                    ----------    ----------
            Total current liabilities                2,164,153     1,781,611

Long-term debt, less current portion                 2,105,784     2,305,939
Interest rate swap, at fair value                        4,000             -
Deferred tax liability                               1,084,120     1,070,720
Other liabilities                                       54,270        46,060
                                                   -----------   -----------
            Total liabilities                        5,412,327     5,204,330
                                                   -----------   -----------
Shareholders' equity
Preferred stock, no par value,
  5,000,000 authorized; none issued                          -             -
Common stock, no par value,
  30,000,000 shares authorized;
  2,110,400 and 2,282,500 shares issued
  and outstanding at April 30, 2005 and
  October 31, 2004, respectively                     3,998,757     4,739,581
Retained earnings                                    3,915,250     3,832,997
Accumulated other comprehensive loss                    (2,600)            -
                                                   -----------   -----------
            Total shareholders' equity               7,911,407     8,572,578
                                                   -----------   -----------
                                                   $13,323,734   $13,776,908
                                                   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                 (Unaudited)


                               Three months ended          Six months ended
                                   April 30,                    April 30,
                          ------------------------     -----------------------
                             2005          2004           2005         2004
                          ----------    ----------     ----------   ----------
Sales                     $5,037,260    $4,855,752     $8,543,420   $8,305,736

Cost of sales              3,616,140     3,493,765      6,150,410    5,984,577
                          ----------    ----------     ----------   ----------

   Gross profit            1,421,120     1,361,987      2,393,010    2,321,159
Selling and marketing
     expenses                589,803       550,870      1,104,218      984,359
General and administrative
     expenses                558,641       521,973      1,098,326    1,039,405
                          ----------    ----------     ----------   ----------

   Income from operations    272,676       289,144        190,466      297,395

Other income (expenses)
     Interest income           6,217         1,451         10,945        3,206
     Interest expense        (39,059)      (21,097)       (70,711)     (44,670)
     Other, net               (2,247)         (712)        (2,247)        (712)
                          ----------    ----------     ----------   ----------

Income before taxes          237,587       268,786        128,453      255,219

Income tax provision          86,600       100,600         46,200       95,500
                          ----------    ----------     ----------   ----------
Net income                $  150,987    $  168,186     $   82,253   $  159,719
                          ==========    ==========     ==========   ==========

Earnings per common share:

  Basic                         $.07          $.07           $.04         $.07

  Diluted                       $.07          $.07           $.04         $.07












The accompanying notes are an integral part of the financial statements.

                         YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS

               For the six months ended April 30, 2005 and 2004
                                 (Unaudited)

                                                    2005         2004
                                                 ----------   ----------
Cash flows from operating activities:
  Net income                                     $   82,253   $  159,719
  Adjustments to reconcile net
  income to net cash used in
  operating activities:
     Depreciation and amortization                  314,291      297,475
     Loss on disposal of equipment                    2,247            -
     Deferred income taxes                           14,800       38,000
     Change in assets and liabilities
       Accounts receivable                         (156,982)    (290,587)
       Inventories                                 (399,674)    (417,132)
       Other assets                                (348,121)    (111,794)
       Accounts payable                             354,857       87,619
       Income taxes receivable                       29,900       55,784
       Other accrued liabilities                     35,895      (27,224)
                                                 ----------   ----------
          Net cash used in
             operating activities                   (70,534)    (208,140)
                                                 ----------   ----------
Cash flows from investing activities:
  Expenditures for fixed assets                    (165,114)    (660,211)
                                                 ----------   ----------
          Net cash used in investing
            activities                             (165,114)    (660,211)
                                                 ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                -      394,886
  Principal payments on long-term debt             (200,155)    (185,695)
  Repurchase of common stock                       (740,824)           -
                                                 ----------   ----------
          Net cash provided by (used in)
            financing activities                   (940,979)     209,191
                                                 ----------   ----------
          Net decrease in cash
            and cash equivalents                 (1,176,627)    (659,160)

Cash and cash equivalents, beginning of period    3,806,993    2,644,436
                                                 ----------   ----------
Cash and cash equivalents, end of period         $2,630,366   $1,985,276
                                                 ==========   ==========








The accompanying notes are an integral part of the financial statements

                          YOCREAM INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the financial statements and related footnotes included in the Corporations annual report on Form 10-K for the year ended October 31, 2004.

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

Note D - Inventories

Inventories consist of the following:
                                              April 30,     October 31,
                                                2005           2004
                                             ----------     ----------
Finished goods                               $1,635,370     $1,467,790
Raw materials                                   378,138        249,068
Packaging materials and supplies                252,217        149,193
                                             ----------     ----------
                                             $2,265,725     $1,866,051
                                             ==========     ==========

Note E - Current and Long-Term Debt

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line, which bears interest at the banks commercial lending rate of 5.25% at April 30, 2005 is subject to renewal by July 2007. There were no amounts drawn on this line at April 30, 2005.

In December 2003, the Company finalized the terms of a master lease facility in the amount of $2,552,553. The facility provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (4.83% at April 30, 2005), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion (see Note F). The facility is subject to the same financial covenants as the revolving line of credit, and is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the refinanced term loans.

The master finance lease facility contains certain financial covenants including the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits on the amount of common stock which can be repurchased by the Company. At April 30, 2005, the Company believes that it was in compliance with all of these ratios and covenants.

Note F - Fair Value of Derivative Financial Instruments

In November 2004, the Company entered into an interest rate swap agreement, which converted the variable interest rate paid on its debt to a fixed rate of 5.88%. This agreement will terminate on January 1, 2011. It is the Companys policy to enter into agreements when management deems them useful in reducing risks to the Company. To the extent that the fixed rate is higher than the Libor rate as defined in the Master Lease Agreement, payment is due from the Company for the difference. To the extent that the fixed rate is below the Libor rate, the Company is entitled to receive the difference. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the three months ended April 30, 2005.

Note G - Comprehensive Income

Comprehensive income for the three-month periods ended April 30, are as follows:

                                                    2005         2004
                                                 --------     --------
   Net income                                    $150,987     $168,186
   Change in fair value of derivative
         financial instruments, net of
          deferred income taxes of ($8,100)        13,600            -
                                                 --------     --------
   Comprehensive income                          $164,587     $168,186
                                                 ========     ========

Comprehensive income for the six-month periods ended April 30, are as follows:

                                                    2005        2004
                                                 --------     --------
   Net income                                    $ 82,253     $159,719
   Change in fair value of derivative
         financial instruments, net of
          deferred income taxes of $1,400          (2,600)           -
                                                 --------     --------
   Comprehensive income                          $ 79,653     $159,719
                                                 ========     ========

Note H - Common Stock Repurchase Plan

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of the repurchase plan, the Company may make purchases through open market, or privately negotiated transactions. To assist the Company in executing the stock repurchases, the Company entered into a 10b5-1 trading plan that was administered and executed by a designated broker that purchased shares on behalf of the Company beginning November 8, 2004 and ending on April 30, 2005. Management intends to adopt a new 10b5-1 plan to affect continued purchases, as authorized by the Board.

In the second quarter of 2005, the Company repurchased 38,400 shares at an average price of $4.304 per share for a total cost of $165,269. Cumulatively for the year, total shares repurchased were 172,100 at an average price of $4.305 for a total cost of $740,824. These shares have been retired, as required under Oregon corporate law. There were no repurchases in the six months ended April 30, 2004.

Note I - Earnings Per Share

Earnings per share is calculated as follows for the three months ended April 30, 2005 and 2004:

                                    Three Months Ended April 30, 2005
                                    ---------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 ------------   -------------   ---------
Basic earnings per share
   Net earnings                    $150,987      2,134,810       $   .07

   Effect of dilutive securities       -             3,550             -
                                   --------      ---------       -------
Diluted earnings per share         $150,987      2,138,360       $   .07
                                   ========      =========       =======

                                    Three Months Ended April 30, 2004
                                    ---------------------------------
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
                                   ========       =========       ======

Earnings per share is calculated as follows for the six months ended April 30, 2005 and 2004:

                                     Six Months Ended April 30, 2005
                                     -------------------------------
                                 Net Earnings       Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount
                                 ------------   --------------   ---------
Basic earnings per share
   Net earnings                    $ 82,253      2,159,268       $   .04

   Effect of dilutive securities          -          3,550             -
                                   --------      ---------       -------
Diluted earnings per share         $ 82,253      2,162,818       $   .04
                                   ========      =========       =======

                                    Six Months Ended April 30, 2004
                                    -------------------------------
                                Net Earnings       Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                ------------   --------------   ---------
Basic earnings per share
   Net earnings                    $159,719      2,277,956       $   .07

   Effect of dilutive securities          -         26,784             -
                                   --------      ---------       -------
Diluted earnings per share         $159,719      2,304,740       $   .07
                                   ========      =========       =======

Note J - Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended April 30, is as follows:

                                                    2005        2004
                                                  --------    --------
Cash paid during the period for income taxes      $  1,500    $  1,716
Cash paid during the period for interest          $ 69,313    $ 45,843
Fair value of interest rate swap, net of taxes    $ (2,600)
Payment of vendor payables used to acquire
     capital assets                                      -    $285,305

Note K - Stock Based Compensation Plans

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

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share for the quarter and six months ended April 30, would approximate the pro forma amounts below:

                              Three Months Ended          Six Months Ended
                                    April 30                   April 30
                             ---------------------     ---------------------
                               2005         2004         2005         2004
                             --------     --------     --------     --------
Net income, as reported      $150,987     $168,186     $ 82,253     $159,719
Deduct: stock based
   compensation expense
   determined under the
   fair value method,
   net of tax                       -        4,150       20,650       19,770
                             --------     --------     --------     --------
Net income proforma          $150,987     $164,036     $ 61,603     $139,949
                             ========     ========     ========     ========
Net income per share
as reported
   Basic                         $.07         $.07         $.04         $.07
   Diluted                       $.07         $.07         $.04         $.07

Net income per share,
pro forma
   Basic                         $.07         $.07         $.03         $.06
   Diluted                       $.07         $.07         $.03         $.06

Number of options which
became exercisable                  -        5,000       16,668       16,668

Weighted average
 assumptions:
   Risk-free interest rate          -        3.91%        3.07%         3.24%
   Expected dividend yield          -          0            0             0
   Expected lives                   -          5            5             5
   Expected volatility              -        41.6%        40.2%         42.4%

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

Sales

The Companys sales increased 3.7% for the second quarter, and increased 2.9% for the six months ended April 30, 2005, compared to the corresponding periods in 2004. The breakdown of sales by category for the six months ended April 30, 2005 and 2004 are as follows:

                                                             Dollar
                                %                    %      Increase      %
Category            2005      Total      2004      Total   (Decrease)   Change
-----------      ----------   -----   ----------   -----   ----------   ------
Yogurt           $5,534,000   64.8%   $4,771,000   57.4%   $ 763,000     16.0%

Smoothies         2,801,000   32.8%    3,022,000   36.4%    (221,000)   (7.3)%

Coffee Latte
Freeze                    -    0.0%      213,000    2.6%    (213,000) (100.0)%

Custard and
Ice Cream           208,000    2.4%      281,000    3.4%     (73,000)  (26.0)%

Copacking                 -    0.0%       19,000     .2%     (19,000) (100.0)%
                 ----------   -----   ----------   -----   ---------  --------
Total            $8,543,000    100%   $8,306,000    100%    $237,000      2.9%
                 ==========   =====   ==========   =====   =========  ========

Frozen Yogurt: The 16.0% increase in frozen yogurt sales was primarily due to continued growth in three sectors: wholesale club, healthcare/institutions, general foodservice.

The Company continues to develop and experience success in its core business of frozen yogurt. In 2005 concentrated sales activities continue to focus on the healthcare and military/government segments as well as national broadline distribution of the Companys core products. The Company has expanded its sales efforts in the healthcare, institution and university segments. This activity has resulted in successful sales conversions of competitors products to the Companys products. This business also facilitated expanded distribution of the Companys products with broadline foodservice distributors. Sales focus on distribution has allowed the Company to secure 27 new national points of distribution in the last two years and eight new points of distribution in the first half of 2005. The Company continues to service wholesale club sales by maintaining a high level of customer support.

In March 2005, the Company became a sponsor of the Major League Baseballs Arizona Diamondbacks to facilitate specialty distribution in the Southwestern U.S. This sponsorship allows for the Company to sell its soft serve frozen yogurt in Bank One Ballpark, for the next two years with an option for a third year.

The newest addition to the Companys line of better-for-you desserts is Dannon (register trademark)YoCream(register trademark) Frozen Yogurt pints. This product has been developed as a creamy indulgent frozen yogurt, which compares to high-fat ice cream, yet only contains 5% butterfat. With high counts of live active cultures, this product provides the benefits of probiotics along with outstanding flavors and inclusions that management believes will create the taste experience that discriminating customers expect. There are six flavors that are in the early stages of market testing throughout the Fred Meyer retail grocery chain in the Northwest. Fred Meyer is part of the Kroger family of stores.

Smoothies: Sales decreased 7.3% in the first six months when compared to the same period last year. The growth in sales from new business has been offset by the effect of the Companys lead customer electing in the first quarter to use a competitors smoothie product for one of its nine distribution centers. The Coffee latte freeze category was discontinued in 2004.

In addition to the normal growth in the remaining business for the smoothie category, the Company expects additional sales as a result of the introduction of the following new products:

  Dannon Frozen Frusion by YoCream(register trademark) is a unique frozen drink of yogurt and fruit. This beverage is an example of a probiotic product designed to contain live micro organisms that improve health by modifying intestinal microflora. This product was presented to the foodservice marketplace in the second quarter of 2005.

  Fruitquake(register trademark) dispenser smoothies are a line of bold and intense fruit beverages with high concentrations of real fruit. This new ready-to-use line designed for bulk dispensers has been selectively introduced in the first quarter of 2005 and is expected to be offered nationwide this spring. This product is packaged on the Companys aseptic packing line for a shelf stable product.

  YoCaffe Latte(register trademark) is an aseptically packaged coffee concentrate product, which is designed to be mixed with milk and served through a frozen beverage machine. This product has been developed in response to foodservice operators demand for convenient coffee beverages. In the second quarter of 2005, the Company introduced a new ready-to-use version of YoCaffe Latte(register trademark)that is pre-mixed with milk. This is also an aseptically packaged product designed to be stored at room temperature.

Custard, Ice Cream and Soy: Sales in this category decreased when compared to the same period in the prior year primarily due to a restaurant chain that had been purchasing the Companys soft serve frozen custard changing to the Companys reduced fat ice cream product in the second quarter of 2004, and then subsequently electing not to renew the contract in favor of local supply effective in December 2004.

Copacking: The Company promotes its copacking capabilities, and the flexibility of its manufacturing facility through industry affiliations such as Northwest Food Processors Association and the All Star Dairy Buying Group, as well as through the direct sales activities of business development managers and senior sales staff.

The decrease in copacking revenue is the result of a large copacking customer acquiring its own production facility in the second quarter of 2004. In the first half of 2005, the Company processed new proprietary products for test marketing by significant customers that could result in high volume copacking business in the near future.

Gross Profit

The Companys gross profit margin increased from 28.0% to 28.2% for the second quarter and from 27.9% to 28.0% for the six months in 2005.

The increase in gross margin was primarily due to price increases, the loss of sales of the low margin Coffee Latte smoothie, and from the benefits realized from the Companys cost reduction measures in the areas of ingredients, packaging, and logistics. The increase in the gross margin was achieved even though fuel costs escalated during the period.

Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 11.3% to 11.7% for the second quarter, and increased from 11.9% to 12.9% for the six months in 2005. The increases in selling and marketing expenses are due to an increase in commissions on higher sales and due to the sales department reorganization in late 2004. The reorganization resulted in the addition of senior level sales and marketing personnel to support projected growth. This reorganization has resulted in increased personnel and travel related expenses. Management believes that the reorganization has been a significant factor contributing to the 16% increase in yogurt sales achieved in 2005, and that continued opportunities merit the expected increase in expenses related to the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 10.7% to 11.1% of sales for the quarter, and increased from 12.5% to 12.9% for the six months in 2005. General and administrative expenses have increased in total due to higher personnel related expenses.

Income from Operations

As a percentage of sales, income from operations in the second quarter of 2005 was 5.4% of sales, compared to 6.0% for the quarter last year. For the six months, income from operations in 2005 was 2.2% of sales compared to 3.6% for the same period in 2004. The decrease in income from operations was primarily due to the combined increase in selling, general and administrative expenses described above.

Interest Expense

Interest expense increased in the second quarter and six months of 2005 compared to 2004 as a result of the increase in interest rates, as described in Notes E and F to the Financial Statements.

Provision for Income Taxes

The effective tax rate was 36.4% and 36.0% for the second quarter and year-to-date periods of 2005. The effective tax rate was 37.4% for the second quarter and year-to-date periods of 2004.

Net Income

Earnings in the second quarter of 2005 showed a significant improvement over the first quarter of the year due to the increase in sales and improved margins. Net income for the six months in 2005 is still below the prior year for the reasons described above, but management expects overall results for fiscal 2005 to exceed the prior year.

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

In December 2003 the Company arranged a master finance lease facility to fund its new aseptic processing system, resulting in a long-term obligation totaling approximately $2,953,000. This financing arrangement provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (4.83% at April 30, 2005), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion.

In November 2004, the Company entered into an interest rate swap agreement to take advantage of the current low interest rate environment. This swap agreement is designated as a fair-value hedge of the Companys floating rate debt, effectively converting this debt to a fixed rate of 5.88%. It is the Companys policy to enter in to interest rate swap agreements when management deems them useful in reducing risks. The Company is accounting for this interest rate swap as a cash flow hedge, which it has determined to be highly effective. The fair value of the interest rate swap is recorded on the balance sheet and changes in fair value of this instrument are shown, net of tax, in accumulated other comprehensive income.

The Company has an unutilized bank line of credit of $2 million, which matures in July 2007, and provides for an interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank has also offered an additional $500,000 term loan line for equipment purchases, which has not been utilized.

Cash used in operations was approximately $71,000 in the first six months of 2005, compared with cash used in operations of approximately $208,000 in the same period in 2004. Management expects that the Company through the normal course of operations will generate a positive annual cash flow for the fiscal year.

Expenditures for plant and equipment of approximately $165,000 in the first six months of 2005 were less than the $660,000 spent in the same period last year. A majority of the plant and equipment expenditures in 2004 related to the finalization of the aseptic packaging system, which was placed in service in October 2003.

At April 30, 2005, working capital was approximately $4,569,000, including $2,630,000 of cash and cash equivalents. Working capital decreased approximately $698,000 at April 30, 2005 compared to October 31, 2004, primarily as a result of the cash used in the stock repurchase program, but the current ratio of 3.11 to 1 remains strong.

The Company follows the practice of repurchasing its common stock from time to time, pursuant to board-approved plans. The Company also purchases stock for its required contributions to the Companys 401(k) Employee Savings Plan and Trust.

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under terms of the repurchase plan, the Company may purchase its shares in the open market or in privately negotiated transactions. In the second quarter of 2005, the Company repurchased 38,400 shares at an average price of $4.304 per share for a total cost of $165,269. Cumulatively for the year, total shares repurchased were 172,100 at an average price of $4.305 for a total cost of $740,824. See Note H in the notes to financial statements for further details. There were no repurchases in the six months ended April 30, 2004.

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

Item 2.   Changes in Securities and Small Business Issuer
          Repurchases of Equity Securities

                                                (c) Total
                                                Number of      (d) Dollar
                                                  Shares        Value of
                                               Purchased as    Shares that
                                                  Part of        May be
                 (a) Total                        Publicly      Purchased
                 Number of         (b)           Announced      Under the
                  Shares       Average Price     Plans or        Plans or
       Period    Purchased     Paid Per Share    Programs        Programs
     ---------   ---------     --------------  ------------    -----------
     11/8/04 -
       11/30/04    78,200         $4.302            78,200       $913,576
     12/1/04 -
       12/31/04    50,000          4.293            50,000        698,926
     1/1/05 -
       1/31/05      5,500          4.451             5,500        674,445
     2/1/05 -
       2/28/05      6,400          4.344             6,400        646,645
     3/1/05 -
       3/31/05     15,000          4.352            15,000        581,371
     4/1/05 -
       4/30/05     17,000          4.247            17,000        509,121
                  -------         ------           -------        -------
     Total        172,100         $4.305           172,100
                  =======         ======           =======

      On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of plan, the Company could make purchases over time through open market transactions, block purchases, or through privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to Vote of Security Holders

      The annual meeting of shareholders was held on April 20, 2005, at which time the following actions were taken:

  1. The two nominees for election as directors were elected. The voting results were as follows:

                                             Shares      Shares
                                            Voted For   Abstained
                                            ---------   ---------
       William Rush                          2,018,673    84,162
       Carl Behnke                           2,023,728    79,107

      William Rush and Carl Behnke were elected as Class I directors to serve for a term of three years, or until their successor shall have been elected and qualified. James S. Hanna, John N. Hanna, Frederick
      M. Kinyon and Joseph J Hanna each will continue their respective terms as directors after the meeting.

  2. The amendment and restatement to the Companys stock incentive plan. The voting results were as follows:

                                Shares                      Shares
                Shares          Voted         Shares         Not
              Voted For        Against      Abstained       Voted
              ---------        -------      ---------      -------
               975,524         277,648        6,115        843,548

      The amendment and restatement of the Companys stock incentive plan was approved. The 2000 Stock Option Plan is renamed the 2005 stock incentive plan; and was amended so stock settled SARs, performance share awards and restricted share awards are added to the types of equity awards that may be granted; and the total number of shares authorized for grants under the stock incentive plan was increased from 400,000 to 650,000.

Item 5.   Other Information

          All items required to be reported on Form 8-K were timely filed.

Item 6.  Exhibits

          10.3 2005 Stock Incentive Plan, which restates and amends in its entirety the 2000 Stock Option Plan, (incorporated by reference from Schedule DEF 14A filed February 28, 2005, SEC File No. 0016787)

          31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  Registrant:

                                            YOCREAM INTERNATIONAL, INC.

Date:     June 14, 2005                     By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:     June 14, 2005                     By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell
                                            Chief Financial Officer