Form 10QSB
period 2005-07-31
YOCREAM INTERNATIONAL INC
filed 2005-09-14
CIK 821572

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 Form 10-QSB


        [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               for the quarterly period ended July 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ___   No    X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes ___   No   X

The number of shares outstanding of the issuer's common stock, as of the latest practicable date is:

                     Class:  Common stock outstanding at
                    September 14, 2005:  2,106,100 shares

Transitional Small Business Disclosure Format:  YES ___   NO  X   .









                         YOCREAM INTERNATIONAL, INC.

                                   CONTENTS

                                                                    Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                       3-11

            Balance Sheets as of July 31, 2005,                     3
            (unaudited) and October 31, 2004

            Statements of Income for the                            4
            Three Months ended July 31, 2005 and 2004,
            and Nine Months ended July 31, 2005 and 2004
            (all unaudited)

            Statements of Cash Flows for the                        5
            Nine Months ended July 31, 2005 and 2004
            (all unaudited)

            Notes to Financial Statements                           6-11

Item 2.  Management's Discussion and Analysis of                    11-17
         Financial Condition and Results of
         Operations

Item 3.  Controls and Procedures                                    17

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                          17

Item 2.  Changes in Securities and Small Business Issuer            17-18
         Purchases of Equity Securities

Item 3.  Defaults upon Senior Securities                            18

Item 4.  Submission of Matters to a Vote of                         18
         Security Holders

Item 5.  Other Information                                          18

Item 6.  Exhibits                                                   18

SIGNATURES                                                          19











                        PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          YOCREAM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                    July 31,     October 31,
                                                      2005          2004
                                                   (Unaudited)
                   ASSETS                          -----------    ----------
Current assets
    Cash and cash equivalents                      $ 2,523,544   $ 3,806,993
    Accounts receivable, net                         1,434,351       858,720
    Inventories                                      2,051,055     1,866,051
    Other current assets                               450,826       219,634
    Income taxes receivable                              5,300        51,154
    Deferred tax asset                                 205,220       194,519
                                                   -----------    ----------
            Total current assets                     6,670,296     6,997,071

Fixed assets, net        	                       6,190,715     6,328,875
Intangible and other long-term assets, net             419,881       399,672
                                                   -----------   -----------
                                                   $13,280,892   $13,725,618
                                                   ===========   ===========
            LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
    Current portion of long-term debt              $   403,319   $   403,319
    Accounts payable                                 1,546,392     1,170,882
    Accrued liabilities                                152,472       156,120
                                                   -----------    ----------
            Total current liabilities                2,102,183     1,730,321

Long-term debt, less current portion                 2,004,596     2,305,939
Interest rate swap, at fair value                      (13,300)            -
Deferred tax liability                               1,127,369     1,070,720
Other liabilities                                       58,522        46,060
                                                   -----------    ----------
            Total liabilities                        5,279,370     5,153,040
                                                   -----------    ----------
Shareholders equity
   Preferred stock, no par value,
     5,000,000 authorized; none issued                        -              -
   Common stock, no par value,
     30,000,000 shares authorized;
     2,106,300 and 2,282,500 shares issued
     and outstanding at July 31, 2005 and
     October 31, 2004, respectively                  3,976,639      4,739,581
   Retained earnings                                 4,016,683      3,832,997
   Accumulated other comprehensive income                8,200            -
                                                   -----------    -----------
            Total shareholders equity                8,001,522      8,572,578
                                                   -----------     ----------
                                                   $13,280,892    $13,725,618
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.


                         YOCREAM INTERNATIONAL, INC.
                             STATEMENTS OF INCOME
                                 (Unaudited)

                               Three months ended          Nine months ended
                               ------------------          -----------------
                                    July 31,                     July 31,
                                    --------                     --------

                                2005       2004            2005        2004
                             ---------- ----------     ----------- -----------
Sales                        $5,894,733 $5,906,991     $14,438,153 $14,212,727

Cost of sales                 4,547,530  4,439,177      10,697,940  10,423,754
                             ---------- ----------     ----------- -----------
  Gross profit                1,347,203  1,467,814       3,740,213   3,788,973

Selling and marketing
     expenses                   657,488    635,405       1,761,706   1,619,764
General and administrative
     expenses                   566,412    542,311       1,664,738   1,581,716
                             ---------- ----------     ----------- -----------
   Income from operations       123,303    290,098         313,769     587,493

Other income (expenses)
     Interest income              9,103      1,191          20,048       4,397
     Interest expense           (37,587)   (21,438)       (108,298)    (66,108)
     Other, net                  28,314     13,000          26,067      12,288
                             ---------- ----------     ----------- -----------
Income before taxes             123,133    282,851         251,586     538,070

Income tax provision             21,700     93,500          67,900     189,000
                             ---------- ----------     ----------- -----------
Net income                   $  101,433 $  189,351     $   183,686 $   349,070
                             ========== ==========     =========== ===========

Earnings per common share:

  Basic                            $.05       $.08           $.09       $.15
                                   ====       ====           ====       ====

  Diluted                          $.05       $.08           $.09       $.15
                                   ====       ====           ====       ====




The accompanying notes are an integral part of the financial statements.








                         YOCREAM INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS

              For the nine months ended  July 31, 2005 and 2004
                                 (Unaudited)

                                                    2005         2004
                                                 -----------  -----------
Cash flows from operating activities:
  Net income                                     $  183,686   $  349,070
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and amortization                  473,835      443,778
     Gain on disposal of equipment                   (2,767)           -
     Deferred income taxes                           40,848      112,462
     Change in assets and liabilities
       Accounts receivable                         (575,631)    (290,174)
       Inventories                                 (185,004)    (229,451)
       Other assets                                (251,401)     (26,424)
       Accounts payable                             375,510      223,911
       Income taxes payable                          45,854       74,822
       Other accrued liabilities                      8,814       32,503
                                                 -----------  -----------
          Net cash provided by
             operating activities                   113,744      690,497
                                                 -----------  -----------
Cash flows from investing activities:
  Expenditures for fixed assets                    (332,908)    (825,576)
                                                 -----------  -----------
          Net cash used in investing
            activities                             (332,908)    (825,576)
                                                 -----------  -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                -      394,886
  Principal payments on long-term debt             (301,343)    (282,556)
  Repurchase of common stock                       (762,942)           -
                                                 -----------  -----------
          Net cash provided by (used in)
            financing activities                 (1,064,285)     112,330
                                                 -----------  -----------

          Net decrease in cash
            and cash equivalents                 (1,283,449)     (22,749)

Cash and cash equivalents, beginning of period    3,806,993    2,644,436
                                                 -----------  -----------
Cash and cash equivalents, end of period         $2,523,544   $2,621,687
</table>                                         ===========  ===========


The accompanying notes are an integral part of the financial statements






                         YOCREAM INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presen-tation have been included. Operating results for the quarter ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the financial statements and related footnotes included in the Companys annual report on Form 10-KSB for the year ended October 31, 2004.

Note B - Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note C - New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for the Company is fiscal 2007, beginning November 1, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staffs views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company has reviewed the requirements of SFAS 123R and has determined that grants of share-based payments could have a material impact on earnings depending on factors e.g. number of shares, price, and level of earnings in any given period.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and
Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its financial position, results of operations or cash flow.



Note D - Inventories

Inventories consist of the following:

                                                  July 31,   October 31,
                                                   2005          2004
                                                ----------   ----------
Finished goods                                  $1,277,850   $1,467,790
Raw materials                                      499,982      249,068
Packaging materials and supplies                   273,223      149,193
                                                ----------   ----------
                                                $2,051,055   $1,866,051
                                                ==========   ==========

Note E - Current and Long-Term Debt

The Company has an uncollateralized bank line of credit, which permits borrowings of up to $2,000,000. The line, which bears interest at the banks commercial lending rate of 6.25% at July 31, 2005 is subject to renewal by July 2007. There were no amounts drawn on this line at July 31, 2005.

In December 2003, the Company finalized the terms of a master lease facility in the amount of $2,552,553. The facility provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (5.26% at July 31, 2005), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion (see Note F). The facility is subject to the same financial covenants as the revolving line of credit, and is collateralized by the aseptic system project assets, and by the other equipment and fixtures related to the refinanced term loans.

The master finance lease facility contains certain financial covenants including the ratio of senior liabilities (as defined) to adjusted tangible capital, current ratio and operating cash flow to fixed charge as well as limits on the amount of common stock which can be repurchased by the Company. At July 31, 2005, the Company believes that it was in compliance with all of these ratios and covenants.

Note F - Fair Value of Derivative Financial Instruments

In November 2004, the Company entered into an interest rate swap agreement, which converted the variable interest rate paid on its debt to a fixed rate of 5.88%. This agreement will terminate on January 1, 2011. It is the Companys policy to enter into agreements when management deems them useful in reducing risks to the Company. To the extent that the fixed rate is higher than the Libor rate as defined in the Master Lease Agreement, payment is due from the Company for the difference. To the extent that the fixed rate is below the Libor rate, the Company is entitled to receive the difference. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income. The hedge ineffectiveness, if any, is recorded in earnings. There was no hedge ineffectiveness for the periods ended July 31, 2005.




Note G - Comprehensive Income

Comprehensive income for the three-month periods ended July 31, are as follows:

                                                       2005         2004
                                                     --------     --------
   Net income                                        $101,433     $189,351
   Change in fair value of derivative
         financial instruments, net of
          deferred income taxes of ($6,500)            10,800            -
                                                     --------     --------
   Comprehensive income                              $112,233     $189,351
                                                     ========     ========

Comprehensive income for the nine-month periods ended July 31, are as follows:

                                                       2005         2004
                                                     --------     --------
   Net income                                        $183,686     $349,070
   Change in fair value of derivative
         financial instruments, net of
          deferred income taxes of ($5,100)             8,200            -
                                                     --------     --------
   Comprehensive income                              $191,886     $349,070
                                                     ========     ========

Note H - Common Stock Repurchase Plan

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under the terms of the repurchase plan, the Company may make purchases through open market, or privately negotiated transactions. To assist the Company in executing the stock repurchases, the Company entered into a 10b5-1 trading plan that was administered and executed by a designated broker that purchased shares on behalf of the Company beginning November 8, 2004 and ending on April 30, 2005. On June 13, 2005 the trading plan was extended through October 20, 2005.

In the third quarter of 2005, the Company repurchased 4,100 shares at an average price of $5.395 per share for a total cost of $22,118. For the nine months ended July 31, 2005, total shares repurchased were 176,200 at an average price of $4.33 for a total cost of $762,942. These shares have been retired, as required under Oregon corporate law.

There were no repurchases in the nine months ended July 31, 2004.












Note I - Earnings Per Share

Earnings per share is calculated as follows for the three months ended July 31, 2005 and 2004:

                                    Three Months Ended July 31, 2005
                                    --------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------     ------
Basic earnings per share
   Net earnings                    $101,433      2,109,338       $   .05

   Effect of dilutive securities       -            21,880             -
                                   --------      ---------       -------
Diluted earnings per share         $101,433      2,131,218       $   .05
                                   ========      =========       =======

                                    Three Months Ended July 31, 2004
                                    --------------------------------
                                 Net Earnings      Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------     ------
Basic earnings per share
   Net earnings                    $189,351      2,277,956       $   .08

   Effect of dilutive securities          -          7,072             -
                                   --------      ---------       -------
Diluted earnings per share         $189,351      2,285,028       $   .08
                                   ========      =========       =======


Earnings per share is calculated as follows for the nine months ended
July 31, 2005 and 2004:
	                               Nine Months Ended July 31, 2005
                                     -------------------------------
                                 Net Earnings       Shares      Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------     ------
Basic earnings per share
   Net earnings                    $183,686      2,142,624       $   .09

   Effect of dilutive securities          -          9,660             -
                                   --------      ---------       -------
Diluted earnings per share         $183,686      2,152,284       $   .09
                                   ========      =========       =======

                                    Nine Months Ended July 31, 2004
                                    -------------------------------
                                Net Earnings       Shares       Per-Share
                                 (Numerator)    (Denominator)     Amount
                                 -----------    -------------     ------
Basic earnings per share

   Net earnings                    $349,070      2,277,956       $   .15

   Effect of dilutive securities          -         20,213             -
                                   --------      ---------       -------
Diluted earnings per share         $349,070      2,298,169       $   .15
                                   ========      =========       =======

Options to purchase approximately 55,000 shares of common stock during the periods ended July 31, 2005, and 223,334 shares of common stock during the periods ended July 31, 2004, respectively, were outstanding but not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the underlying shares.

Note J - Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended July 31, is as follows:

                                                    2005        2004
                                                  --------    --------
Cash paid during the period for income taxes      $  1,761    $  1,716
Cash paid during the period for interest          $ 96,127    $ 66,739
Fair value of interest rate swap, net of taxes    $  8,200           -
Acquisition of capital assets with debt                  -    $ 47,963
   Payment of vendor payables used to acquire
     capital assets                                      -    $303,529

Note K - Stock Based Compensation Plans

The Company has stock-based employee compensation plans for which it has adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans.

The Company paid $23,600 to employees to settle 30,000 shares of vested stock options during the third quarter 2005. This amount has been recorded as compensation expense during the period. The options were settled for the difference in the options exercise price and the fair market value of the stock on the date of the transaction.

Had the Company used the fair value methodology of SFAS 123 for determining compensation expense, the Companys net income and net income per share for the quarter and nine months ended July 31, would approximate the pro forma amounts below:

                             Three Months Ended       Nine Months Ended
                                   July 31,                July 31,
                             -------------------      ------------------
                               2005       2004          2005      2004
                             --------   --------      --------  --------
Net income, as reported      $101,433   $189,351      $183,686  $349,070
Deduct: stock based
   compensation expense
   determined under the
   fair value method
   net of tax                       -          -       (41,000)  (19,770)
                             --------   --------      --------  --------
Net income proforma          $101,433   $189,351      $142,686  $329,300
                             ========   ========      ========  ========

Net income per share
as reported
   Basic                         $.05       $.08          $.09      $.15
   Diluted                       $.05       $.08          $.09      $.15

Net income per share
pro forma
   Basic                         $.05       $.08          $.07      $.14
   Diluted                       $.05       $.08          $.07      $.14

Number of options which
became exercisable                  -          -        36,668    16,668

Weighted average
assumptions:
   Risk-free interest rate          -          -         3.22%     3.24%
   Expected dividend yield          -          -            0         0
   Expected lives                   -          -            5         5
   Expected volatility              -          -         37.0%     42.4%


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The primary business of the Company is the manufacture, marketing and sales of superior quality frozen yogurt, frozen custard, sorbet, cultured soy, frozen beverage, coffee latte and ice cream products in a variety of premium, low-fat, nonfat and low-carb flavors in either non-organic or organic formulations. The Company also copacks similar products for other companies. Because of the nature of these products, sales are subject to seasonal fluctuations, with the summer months normally being the busiest season. The introduction and roll out of new products has tended to level the seasonal fluctuations.

Sales

The Companys sales decreased 0.2% for the third quarter, and increased 1.6% for the nine months ended July 31, 2005, compared to the corresponding periods in 2004. The breakdown of sales by category for the nine months ended July 31, 2005 and 2004 are as follows:

                                %                    %        Dollar     %
Category            2005      Total      2004      Total     Increase  Change
--------        -----------   -----  -----------   -----  -----------  -------
Frozen Yogurt   $ 9,205,000   63.8%  $ 8,094,000   56.9%  $1,111,000     13.7%

Frozen Beverage   4,876,000   33.8%    5,400,000   38.0%    (524,000)   (9.7)%

Coffee Latte
Freeze                    -    0.0%      213,000    1.5%    (213,000) (100.0)%

Custard,
Ice Cream and Soy   293,000    2.0%      487,000    3.4%    (194,000)  (39.8)%

Copacking            64,000    0.4%       19,000    0.2%      45,000    236.8%
                -----------   -----  -----------   -----  -----------  -------
Total           $14,438,000    100%  $14,213,000    100%  $  225,000      1.6%
                ===========   =====  ===========   =====  ===========  =======

Frozen Yogurt:	The 13.7% increase in frozen yogurt sales was primarily due
to continued growth in three sectors: wholesale club, healthcare, institu-tions/general foodservice.

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

Frozen Beverage: Sales decreased 9.7% in the first nine months when compared to the same period last year. The growth in sales from new business has been offset by the effect of the Companys lead customer electing in the first quarter to use a competitors smoothie product for one of its nine distribution centers. The Coffee latte freeze category was discontinued in 2004.

In addition to the normal growth in the remaining business for the smoothie category, the Company expects additional sales as a result of the introduction of the following new products:

  Dannon Frozen Frusion by YoCream(registered trademark) is a unique frozen smoothie of yogurt and fruit. This beverage is an example of a probiotic product made with live yogurt cultures than can improve digestive health. This product was presented to the foodservice marketplace in the second quarter of 2005.

  Fruitquake(registered trademark) dispenser smoothies are a line of bold and intense fruit beverages with high concentrations of real fruit. This new ready-to-use line designed for bulk dispensers was selectively introduced in the first quarter of 2005. This product is packaged on the Companys aseptic packing line for a shelf stable product.

  YoCaffe Latte(registered trademark) is an aseptically packaged coffee concentrate product, which is designed to be mixed with milk and served through a frozen beverage machine. This product has been developed in response to foodservice operators demand for convenient coffee beverages. In the second quarter of 2005, the Company introduced a new ready-to-use version of YoCaffe Latte(registered trademark) that is pre-mixed with milk. This is also an aseptically packaged product designed to be stored at room temperature.

  Jolly Rancher(trademark) Frozen Beverage is a new product line the Company will introduce in the fourth quarter of 2005. The Jolly Rancher(trademark) trademark and trade dress are used under license from the Hershey Company. The beverage mixes will be available in ready-to-use and concentrated formulas designed to be used in un-carbonated beverage dispensers, like slush or granita machines, or in frozen carbonated beverage machines. The most popular original Jolly Rancher(trademark) hard candy flavors (Green Apple, Watermelon, Grape and Cherry) will be available for distribution in late August.

Custard, Ice Cream and Soy: Sales in this category decreased when compared to the same period in the prior year primarily due to a restaurant chain that had been purchasing the Companys soft serve frozen custard changing to the Companys reduced fat ice cream product in the second quarter of 2004, and then subse-quently electing not to renew the contract in favor of local supply effective in December 2004.

Copacking: The Company promotes its copacking capabilities, and the flexi-bility of its manufacturing facility through industry affiliations such as Northwest Food Processors Association and the All Star Dairy Buying Group, as well as through the direct sales activities of business development managers and senior sales staff. The increase in copacking revenue is the result of the Company processing new proprietary products for test marketing by significant customers that could result in high volume copacking business in the near future.

Gross Profit

The Companys gross profit margin decreased from 24.8% to 22.9% for the third quarter and from 26.7% to 25.9% for the nine months in 2005.

The decrease in gross margin was primarily due to increases in freight surcharges. The Company continues to analyze its costs to identify savings opportunities and is aggressively pursuing opportunities to reduce ingredient, packaging, logistics, and production costs. Up to this point competitive conditions have limited the Companys ability to pass on cost increases. Since the end of the quarter there has been a change in market conditions, which is expected to make it easier for the Company to pass on more of its cost increases in the near term.

Selling and Marketing Expenses

Selling and marketing expenses increased, as a percentage of sales, from 10.8% to 11.2% for the third quarter, and increased from 11.4% to 12.2% for the nine months in 2005. The increases in selling and marketing expenses are due to an increase in commissions on higher sales and due to the sales department reorganization in late 2004. The reorganization resulted in the addition of senior level sales and marketing personnel to support projected growth. This reorganization has resulted in increased personnel and travel related expenses. Management believes that the reorganization has been a significant factor contributing to the 13.7% increase in yogurt sales achieved in 2005, and that continued opportunities merit the expected increase in expenses related to the intensified sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased, as a percentage of sales, from 9.2% to 9.6% of sales for the quarter, and increased from 11.1% to 11.5% for the nine months in 2005. General and administrative expenses have increased in total due to higher personnel related expenses.

Income from Operations

As a percentage of sales, income from operations in the third quarter of 2005 was 2.1% of sales, compared to 4.9% for the quarter last year. For the nine months, income from operations in 2005 was 2.2% of sales compared to 4.1% for the same period in 2004. The decrease in income from operations was primarily due to the increase in cost of sales as a result of freight surcharges.
Another factor was the increase in selling, general and administrative expenses described above.

Management remains confident that stabilizing market conditions, along with strategies for growth will enable the Company to regain its more favorable profit margins.

Interest Expense

Interest expense increased in the third quarter and nine months of 2005 compared to 2004 as a result of the fixed swap rate in 2005 being higher than the floating interest rates in 2004.

Provision for Income Taxes

The effective tax rate was 17.6% and 27.0% for the third quarter and year-to-date periods of 2005. The expected effective tax rate for the year is less than normal due to the level of income and the benefit of tax credits. The effective tax rate was 33.1% and 35.1% for the third quarter and year-to-date periods of 2004.

Net Income

Earnings in the third quarter and nine months of 2005 decreased when compared to the prior year due to the reasons described above.


Liquidity and Capital Resources

In recent years, the Company has financed its operations and expansion from bank loans, operating leases, capital leases, stock sales, and internally generated funds.

In December 2003 the Company arranged a master finance lease facility to fund its new aseptic processing system, resulting in a long-term obligation totaling approximately $2,953,000. This financing arrangement provides for payments over seven years with interest at 30-day LIBOR plus 175 basis points (5.26% at July 31, 2005), with the option to convert to a fixed rate by using an interest rate swap at the Companys discretion.

In November 2004, the Company entered into an interest rate swap agreement to take advantage of the current low interest rate environment. This swap agreement is designated as a fair-value hedge of the Companys floating rate debt, effectively converting this debt to a fixed rate of 5.88%. It is the Companys policy to enter into interest rate swap agreements when management deems them useful in reducing risks. The Company is accounting for this interest rate swap as a cash flow hedge, which it has determined to be highly effective. The fair value of the interest rate swap is recorded on the balance sheet and changes in fair value of this instrument are shown, net of tax, in accumulated other comprehensive income.

The Company has an unutilized bank line of credit of $2 million, which matures in July 2007, and provides for an interest rate at prime, with the option to lock in sub-prime rates on blocks of funds up to 90 days. The bank has also offered an additional $500,000 term loan line for equipment purchases, which has not been utilized.

Cash provided by operations of approximately $114,000 in the first nine months of 2005 was less than the approximately $690,000 of cash provided by operations in the same period in 2004. This was primarily due to an increase in accounts receivable, which resulted from higher sales in July 2005 compared to 2004, along with the lower level of earnings.

Expenditures for plant and equipment of approximately $333,000 in the first nine months of 2005 were less than the $826,000 spent in the same period last year. A majority of the plant and equipment expenditures in 2004 related to the finalization of the aseptic packaging system, which was placed in service in October 2003.

At July 31, 2005, working capital was approximately $4,568,000, including $2,524,000 of cash and cash equivalents. This continues to be a strong working capital position with a current ratio of 3.17 to 1. The decrease in working capital from $5,267,000 at October 31, 2004 to the July 2005 level is primarily due to the stock repurchases described in Note H.

The Company follows the practice of repurchasing its common stock from time to time, pursuant to board-approved plans. The Company also purchases stock for its required contributions to the Companys 401(k) Employee Savings Plan and Trust.

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under terms of the repurchase plan, the Company may purchase its shares in the open market or in privately negotiated transactions. For the nine months ended July 31, 2005, total shares repurchased were 176,200 at an average price of $4.33 for a total cost of $762,942. See Note H in the notes to financial statements for further details. There were no repurchases in the nine months ended July 31, 2004.

The Company believes its existing assets, bank lines, and results from operations will be sufficient to fund the Companys operations for at least the next twelve months.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-
Based Compensation, (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for the Company is fiscal 2007, beginning November 1, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staffs views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its financial position, results of operations or cash flow.

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

Item 2.   Changes in Securities and Small Business Issuer
          Repurchases of Equity Securities

                                                   (c) Total
                                                    Number of       (d) Dollar
                                                     Shares          Value of
                                                   Purchased as     Shares that
                                                     Part of          May be
                    (a) Total                       Publicly        Purchased
                     Number of         (b)         Announced        Under the
                      Shares      Average Price     Plans or         Plans of
       Period       Purchased    Paid Per Share     Programs         Programs
       ------       ---------    --------------     --------         --------
     5/1/05 -
       5/31/05           -              -                -            509,176

     6/1/05 -
       6/30/05         1,600           5.311           1,600          500,679

     7/1/05 -
      7/31/05          2,500           5.448           2,500          487,058
                     -------          ------         -------          -------
     Total             4,100          $5.395           4,100
                     =======          ======         =======

On November 8, 2004, the Companys Board of Directors authorized the repurchase of up to $1,250,000 of the Companys common stock. Under terms of the repurchase plan, the Company may purchase its shares in the open market or in privately negotiated transactions. For the nine months ended July 31, 2005, total shares repurchased were 176,200 at an average price of $4.33 for a total cost of $762,942.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders

          None.

Item 5.   Other Information

          All items required to be reported on Form 8-K were timely filed.

Item 6.  Exhibits

           3.1 Restated Articles of Incorporation of the Company, incorporated by reference from the Companys
                 Registration Statement on Form S-1 dated
                 November 17, 1987

           3.1.1 Articles of Amendment, dated October 29, 1991, incorporated by reference from the Companys Form 10-K for the fiscal year ended October 31, 1991

           3.1.2 Articles of Amendment, dated March 24, 1999, incorporated by reference from the Companys Quarterly Report on Form 10-Q for the quarter ended April 30, 1999
           3.1.3 Articles of Amendment, dated April 16, 2003, incorporated by reference from the Companys Annual Report on Form 10-K for the fiscal year ended October 31, 2003

           3.2 Restated and Amended Bylaws of the Company, incorporated by reference from the Companys Annual Report on Form 10-K for the fiscal year ended October 31, 2003

          31.1 Certification of John N. Hanna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of W. Douglas Caudell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of John N. Hanna pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2   Certification of W. Douglas Caudell pursuant to 18 U.S.C.
                 Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

  Registrant:

                                            YOCREAM INTERNATIONAL, INC.

Date:     September 14, 2005                By:    /s/  John N. Hanna
                                            -------------------------
                                            John N. Hanna, Chairman of the
                                            Board, and Chief Executive
                                            Officer

Date:     September 14, 2005                By:   /s/ W. Douglas Caudell
                                            ----------------------------
                                            W. Douglas Caudell
                                            Chief Financial Officer